Form 10-Q
period 2016-07-02
AdvancePierre Foods Holdings, Inc.
filed 2016-08-12
CIK 1669792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2016

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File No. 001-37826

ADVANCEPIERRE FOODS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-3712208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9987 Carver Road, Suite 500 Blue Ash, OH	45242
(Address of principal executive offices)	(Zip Code)

(800) 969-2747

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share  – 76,947,707 shares as of August 3, 2016

ADVANCEPIERRE FOODS HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income  (Unaudited)

(In thousands, except share and per share amounts)

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
	13 Weeks	13 Weeks	26 Weeks	26 Weeks

Net sales	$370,687	$391,878	$765,182	$818,387
Cost of goods sold	248,562	284,363	519,048	598,421
Distribution expenses	21,190	23,137	45,008	48,140
Restructuring expenses	—	564	—	858
Gross profit	100,935	83,814	201,126	170,968
Selling, general and administrative expenses	54,982	50,225	109,366	96,447
Restructuring expenses	108	522	120	1,155
Other expense, net	1,490	4,044	3,475	4,805
Operating income	44,355	29,023	88,165	68,561
Interest expense:
Third party interest	19,977	22,911	42,443	46,163
Related party interest, net	708	775	1,462	1,530
Prepayment premium on term loans	1,217	—	1,217	—
Loss on extinguishment of debt	2,161	—	2,161	—
Other debt issuance costs	11,896	—	11,896	—
Amortization of loan origination fees and original issue discount	2,024	2,524	4,611	5,027
Income before income tax provision	6,372	2,813	24,375	15,841
Income tax (benefit) provision	(57,762)	555	(56,323)	3,054
Net income	$64,134	$2,258	$80,698	$12,787
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	786	—	990
Other comprehensive income	—	786	—	990
Comprehensive income	$64,134	$3,044	$80,698	$13,777
Net income per common share
Weighted average common shares outstanding—basic	65,836,860	65,269,159	65,931,070	65,207,105
Net income per common share—basic	$0.97	$0.03	$1.22	$0.20
Weighted average common shares outstanding—diluted	66,837,810	66,617,909	66,920,820	66,527,039
Net income per common share—diluted	$0.96	$0.03	$1.21	$0.19

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	July 2,	January 2,
	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$68,006	$4,505
Accounts receivable, net of allowances of $36 and $15 at July 2, 2016 and January 2, 2016, respectively	82,728	82,618
Inventories	178,635	183,536
Donated food value of USDA commodity inventory	26,641	31,590
Prepaid expenses and other current assets	9,538	11,201
Total current assets	365,548	313,450
Property, plant and equipment, net	238,173	237,922
Other Assets:
Goodwill	299,708	299,708
Other intangibles, net	226,610	242,110
Deferred tax asset	14,260	—
Other	5,060	2,969
Total other assets	545,638	544,787
Total assets	$1,149,359	$1,096,159
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$13,482	$24,721
Trade accounts payable	56,373	43,896
Accrued payroll and payroll taxes	21,008	24,235
Accrued interest	519	20,028
Accrued advertising and promotion	31,632	25,289
Accrued obligations under USDA commodity program	23,399	30,541
Other accrued liabilities	38,642	37,548
Total current liabilities	185,055	206,258
Long-term debt:
Long-term debt, net of current maturities	1,217,099	1,202,065
Related party debt	48,673	31,772
	1,265,772	1,233,837
Deferred tax liability	—	42,750
Other long-term liabilities	34,262	40,541
Total liabilities	1,485,089	1,523,386
Commitments and contingencies (see note 20)
Stockholders’ Deficit:
Common stock—$0.01 par value, 500,000,000 shares authorized, 65,841,286 and 66,057,768 issued and outstanding at July 2, 2016 and January 2, 2016, respectively	657	651
Additional paid-in capital	11,353	3,549
Stockholder notes receivable	(895)	(3,884)
Accumulated deficit	(346,845)	(427,543)
Total stockholders’ deficit	(335,730)	(427,227)
Total liabilities and stockholders’ deficit	$1,149,359	$1,096,159

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In thousands, except share amounts)

			Additional	Stockholder		Total
	Common Stock		Paid-In	Notes	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at January 2, 2016	66,057,768	$651	$3,549	$(3,884)	$(427,543)	$(427,227)
Net income		—	—	—	80,698	80,698
Issuance of liability classified vested shares	62,616	—	—	—	—	—
Redemption of stock	(279,098)	(3)	(1,637)	—	—	(1,640)
Reclassification of liability based stock awards to equity	—	9	9,441	—	—	9,450
Stockholder notes:						—
Interest	—	—	—	(17)	—	(17)
Issuance	—	—	—	(232)	—	(232)
Retirement	—	—	—	3,238	—	3,238
Balance at July 2, 2016	65,841,286	$657	$11,353	$(895)	$(346,845)	$(335,730)

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date Ended
	July 2,	July 4,
	2016	2015
	26 Weeks	26 Weeks
Cash flows from operating activities
Net income	$80,698	$12,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization charges	31,778	30,512
Loss on extinguishment of debt	2,161	—
Amortization of loan origination fees and original issue discount	4,611	5,027
Prepayment premium on term loans	(2,518)	—
Write-off of original issue discount — prior term loans	(14,230)	—
Loss on disposal of property, plant and equipment	6	45
Deferred income tax (benefit) provision	(57,010)	2,546
Stock-based compensation expense	11,853	7,218
Forgiveness of notes receivable from stockholders	32	—
Changes in operating assets and liabilities (excluding amounts from acquisitions):
Accounts receivable	(110)	9,464
Inventories	4,901	(12,450)
Prepaid expenses and other current assets	1,663	2,018
Accounts payable and accrued liabilities	(6,310)	(13,133)
Other	88	66
Net cash provided by operating activities	57,613	44,100
Cash flows used in investing activities
Purchases of property, plant and equipment	(17,052)	(17,633)
Net cash used in acquisitions	—	(72,483)
Proceeds from sale of property, plant and equipment	2	12
Net cash used in investing activities	(17,050)	(90,104)
Cash flows used in financing activities
Proceeds from issuance of term loans, net of original issue discount	1,293,500	—
Repayments on term loans and capital leases	(1,259,899)	(6,886)
Borrowings on revolving line of credit	67,102	265,272
Repayments on revolving line of credit	(66,919)	(210,221)
Repayments on other long-term liabilities	(7,222)	—
Redemption of stock	(1,577)	—
Retirement of stockholder notes receivable	2,730	—
Issuance of stockholder notes receivable	(232)	(140)
Loan origination fees	(3,553)	—
Payment of initial public offering costs	(992)	—
Net cash provided by financing activities	22,938	48,025
Net increase in cash and cash equivalents	63,501	2,021
Cash and cash equivalents, beginning of period	4,505	97
Cash and cash equivalents, end of period	$68,006	$2,118
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, net	$63,147	$47,584
Income taxes paid (refunded), net	1,072	1,422
Significant non-cash transactions:
Accounts payable for construction in progress	1,467	1,001
Common stock surrendered to retire stockholder notes receivable	476	—
Accrued amounts related to financing fees on the ABL Facility	145	—
Accrued amounts related to initial public offering costs	726	—

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands except share and per share data)

(Unaudited)

1. BASIS OF PRESENTATION

Overview.  As used in these notes to the unaudited Condensed Consolidated Financial Statements, unless otherwise noted or the context otherwise requires, (1) references to the “Company,” “we,” “our,” or “us” are to AdvancePierre Foods Holdings, Inc. and its consolidated subsidiaries, and (2) references to “AdvancePierre” are to AdvancePierre Foods Holdings, Inc. exclusive of its subsidiaries.

We operate on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. References to “fiscal 2015” are to the 52-week period ended January 2, 2016 and ‘fiscal 2016” are to the 52-week period ended December 31, 2016. The fiscal quarter ended July 2, 2016 (or “2nd Quarter 2016”) and the fiscal quarter ended July 4, 2015 (or “2nd Quarter 2015”) each consist of 13 weeks. The fiscal year to date period ended July 2, 2016 and the fiscal year to date period ended July 4, 2015 each consists of 26 weeks.

The accompanying unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for each of the three years ended January 2, 2016 and notes thereto included in our Prospectus that was filed with the Securities and Exchange Commission (“SEC”) on July18th, 2016 (the “Fiscal 2015 Audited Financial Statements”). The Condensed Consolidated Balance Sheet as of January 2, 2016 was derived from the Fiscal 2015 Audited Financial Statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited Condensed Consolidated Financial Statements included herein contain all required adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of the results for the entire year.

Description of Business.  We are a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. We sell value-added products to the foodservice, retail, convenience and industrial channels, which correspond to our reportable segments. We market and distribute a broad line of products in multiple product categories including ready-to-eat sandwiches, such as breakfast sandwiches, peanut butter and jelly (“PB&J”) sandwiches and hamburgers; sandwich components, such as fully-cooked hamburger and chicken patties and Philly steaks; and other entrées and snacks, such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites.

OCM Principal Opportunities Fund IV L.P. (“OCM”) is the Company’s majority shareholder. AdvancePierre Foods, Inc. (“APF”) is a wholly-owned indirect subsidiary of the Company.

Stock Split and Initial Public Offering. On June 16, 2016, we declared a 49.313-for-one stock split of our common stock with an effective date of June 21, 2016. The par value of the common stock was not adjusted as a result of the stock split. All share and per share amounts included in the Condensed Consolidated Financial Statements and accompanying notes have been retroactivity adjusted to reflect the stock split. Fractional shares resulting from such stock split were rounded up to the nearest whole share. On July 20, 2016, we completed an initial public offering (“IPO”) of 21,390,000 shares of our common stock (See Note 21).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of AdvancePierre Foods Holdings, Inc. and its subsidiaries. All intercompany transactions have been eliminated.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include estimates of fair values for inventory, goodwill, other intangible assets and other long-lived assets, in addition to accounting estimates of sales discounts and promotional allowances, sales-in-transit, self-insurance reserves, fair value of restricted shares and useful lives assigned to intangible assets, property, plant and equipment. Actual results could differ from those estimates.

New Accounting Pronouncements.

Pronouncements adopted by the Company.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance changed the presentation of debt issuance costs in financial statements. Under the ASU, an entity is now required to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. Amortization of the debt issuance costs continues to be reported as interest expense. The updated guidance was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  We adopted the guidance in the first quarter of 2016.  The impact resulted in reductions of long-term assets and long-term debt of $12,131 and $11,557 as of July 2, 2016 and January 2, 2016, respectively.

Pronouncements under consideration by the Company.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.”  The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for all entities in any interim or annual period.  An entity that elects early adoption must adopt all of the amendments in the same period.  We are in the process of evaluating this guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The new guidance will require lessees to recognize the assets and liabilities that arise from leases in the balance sheet, including operating leases.  The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods.  Early adoption is permitted.  We are in the process of evaluating this guidance.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating this guidance.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  ASU No. 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. During 2016, the FASB issued additional ASUs to clarify certain aspects of ASU No. 2014-09. We are currently assessing the impact that adopting the new revenue guidance will have on our consolidated financial statements and footnote disclosures. ASU No. 2014-09, as amended, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

3.     ACQUISITIONS

On January 30, 2015, we acquired the wholesale business and production assets of Landshire, Inc. (“Landshire”), a manufacturer and marketer of sandwich products, and on April 24, 2015, we acquired the business and production assets of Better Bakery, LLC (“Better Bakery”), a producer of high quality, premium stuffed sandwiches and other licensed products. The acquisitions bring a new set of premium products to our portfolio that complement and increase our existing product offerings, and also provide us with additional capacity for increased sandwich and bakery production.  The seller of Landshire entered into an agreement with us for an ongoing supply of product whereby the seller can earn additional acquisition consideration upon meeting certain volume thresholds.

The consideration for the acquisition of Better Bakery was satisfied with cash. The consideration for the acquisition of Landshire was satisfied with cash and earn out payments to be paid over a period of three years based on volume performance.  We expect to make all additional consideration payments included in the acquisition agreement and therefore, have valued the liability as the net present value of the payment stream. The following provides a summary of the purchase consideration for each acquisition:

		Better
	Landshire	Bakery
Cash	$41,552	$30,931
Other accrued liabilities	19,293	—
Purchase price	$60,845	$30,931

In connection with these acquisitions, we performed valuations of the acquired assets and assumed liabilities.  Intangible assets identified in the valuation included customer relationships, trade name and trademarks, and non-competition agreements.  Certain fair values were derived using Level 3 inputs, as defined by the FASB’s Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements” including the use of pricing models, discounted cash flow methodologies, and similar techniques. The fair value of certain instruments required significant management judgment and/or estimations.  Unobservable inputs were developed based on the best information available, which in some instances included our own data.

The acquisitions were recorded in accordance with ASC 805, “Business Combinations”.  The net purchase prices were allocated to assets acquired and liabilities assumed based on estimated fair values as of the date of the acquisitions and were as follows:

	Landshire	Better Bakery
Current assets	$4,763	$5,704
Property, plant and equipment	12,037	2,115
Other intangibles:
Customer relationships (15-year estimated useful life)	20,800	10,400
Landmark trade names and trademarks (19-year weighted average lives)	8,600	—
Better Bakery trade names and trademarks (17-year weighted average lives)	—	9,600
Non-compete agreements (useful lives of 3 and 4 years respectively)	700	400
Goodwill	14,506	9,940
Assumed liabilities	(561)	(7,228)
Net assets acquired	$60,845	$30,931

The assumed liability for Better Bakery of $7,228, that is included in the table above, relates primarily to an onerous broker contract, the amount of which was determined by reference to prevailing market brokerage rates applicable to our business along with projected future sales under the contract.  The goodwill arising from the acquisitions is deductible for tax purposes and consists largely of the synergies and economies of scale expected from combining and integrating the acquired businesses into our business, as well as the assembled workforce. Other expense, net for 2nd Quarter 2015 and the fiscal year to date period ended July 4, 2015 include $59 and $420, respectively of acquisition-related legal and professional fees for Landshire. For Better Bakery, such amounts were $44 and $250, respectively.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Presented below are pro forma results for 2nd Quarter 2015 and the year to date period ended July 4, 2015 as if the acquisitions had occurred prior to January 4, 2015:

	Fiscal Quarter	Year to date
	Ended July 4, 2015
Net sales	$393,189	$826,116
Net income	$3,052	$17,092
Earnings per share - basic	$0.04	$0.21
Earnings per share - diluted	$0.04	$0.21

For both 2nd Quarter 2015 and the year to date period ended July 4, 2015, our consolidated net sales and net income includes $2,297 and $293, respectively, for Better Bakery from the acquisition date of April 24, 2015 to July 4, 2015. For the year to date period ended July 4, 2015, our consolidated net sales and net income includes $18,799 and $3,503, respectively, for Landshire from the acquisition date of January 30, 2015 to July 4, 2015.

4.             ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	July 2,	January 2,
	2016	2016
Trade accounts receivable	$72,194	$72,161
Other receivables	11,626	11,577
Reserves for discounts and allowances	(1,092)	(1,120)
	$82,728	$82,618

Other receivables at July 2, 2016 and January 2, 2016 includes $8,703 and $9,398, respectively, for a product contamination insurance policy claim related to the recall of stuffed chicken breast products that occurred in fiscal 2015.  Such amounts were recognized based on a loss contingency model and primarily relate to a claim for net sales reductions due to product returns, marketing expenses to support post-recall sales, and administrative expenses due to professional fees and travel.  The amount recorded represents the amount expected to be collected under the policy. The full amount of the insurance claim is $16,653, of which $1,000 is subject to self-insurance retention. Also included in the amount claimed is $3,175 for business interruption, which was determined to be a gain contingency and hence was not recorded.  The table below summarizes the activity in the recall receivables, which is included in other receivables in the table above:

Balance at January 2, 2016	$9,398
Claim additions	1,742
Payments received	(2,437)
Balance at July 2, 2016	$8,703

Of the $1,742 recorded as claim additions in the table above, $439, $31, $1,068 and $204 were recorded to cost of goods sold, distribution expenses, selling, general and administrative expenses and other expense, net, respectively.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

5.             INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost for inventory is comprised of the purchase price of raw materials plus conversion costs.  Inventories by major classification are as follows:

	July 2,	January 2,
	2016	2016
Finished goods	$136,187	$136,762
Raw materials	45,640	48,894
Work in process	2,934	2,330
Reserves for excess and obsolete inventory	(6,126)	(4,450)
	$178,635	$183,536

6.             PROPERTY, PLANT AND EQUIPMENT

Major components of property, plant and equipment along with their respective estimated useful lives are as follows:

	Useful Life	July 2,	January 2,
	(years)	2016	2016
Land	n/a	$5,396	$5,396
Land improvements	5	4,638	4,594
Buildings	20 – 30	150,214	146,930
Machinery and equipment	5 – 15	203,221	195,561
Software	3 – 5	19,538	18,229
Furniture and fixtures	3 – 10	2,880	2,421
Vehicles	2 – 5	1,302	1,302
Construction in progress	n/a	11,445	7,749
		398,634	382,182
Less: accumulated depreciation and amortization		160,461	144,260
		$238,173	$237,922

Net book value of internally developed software costs included in software above was $5,537 and $5,777 as of July 2, 2016 and January 2, 2016, respectively.  Depreciation of capitalized internal-use computer software costs included in depreciation expense was $791 and $780 for 2nd Quarter 2016 and 2nd Quarter 2015, respectively, and, for the year to date period ended July 2, 2016 and July 4, 2015, was $1,540 and $1,542, respectively.

Depreciation expense was $8,220 and $7,814 for 2nd Quarter 2016 and 2nd Quarter 2015, respectively, and, for the year to date period ended July 2, 2016 and July 4, 2015, was $16,278 and $15,082, respectively.

7.             GOODWILL AND OTHER INTANGIBLES

The carrying amounts of goodwill by segment are as follows:

	Foodservice	Retail	Convenience	Industrial	Total

Balance at July 2, 2016 and January 2, 2016	$188,408	$57,698	$53,602	$—	$299,708

There were no accumulated goodwill impairment losses as of July 2, 2016.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

8.             DERIVATIVE FINANCIAL INSTRUMENTS

We periodically enter into swap agreements to mitigate our exposure to fluctuations in the price of natural gas and diesel fuel, and, designate these derivatives as cash flow hedges. Such derivatives are recognized in our unaudited Condensed Consolidated Balance Sheets at fair value.

Diesel Fuel Risk.  We use independent freight carriers to deliver our products.  These carriers charge a basic rate per mile that is generally subject to a mileage surcharge for diesel fuel price increases.  From time to time, we enter into variable to fixed rate commodity swap agreements with financial counterparties to hedge our diesel fuel costs.  These hedge agreements are generally not for speculative purposes. Instead, such hedge agreements mitigate the variability in monthly cash flows attributable to changes in fuel surcharge rates that are caused by changes in U.S. No 2 Diesel Retail pricing.  These hedging instruments usually consist of a series of financially settled fixed forward contracts with varying expiration dates that generally span a period of up to twelve months from the effective dates.  The net amounts paid or received upon monthly settlement are generally recorded as adjustments to freight expense, while the effective changes in fair values are generally recorded as components of Accumulated Other Comprehensive Income or Loss (“AOCI”).  There were no diesel fuel hedge agreements in place at July 2, 2016 and January 2, 2016 and accordingly, at these dates, there were no amounts in AOCI related to the diesel fuel hedges.

Natural Gas Risk.  We utilize multiple providers of natural gas and sometimes enter into variable to fixed rate commodity swap agreements with financial counterparties to manage the fluctuations in the cost of natural gas. These hedge agreements are generally not for speculative purposes. Instead, such hedge agreements mitigate the variability in monthly cash flows attributable to natural gas price changes that are caused by changes in NYMEX pricing.  The hedging instruments generally consist of a series of financially settled fixed forward contracts with varying expiration dates that generally span a period of up to twelve months.  The net amounts paid or received upon monthly settlement are usually recorded as adjustments to utilities expense, while the effective changes in fair values are generally recorded as components of AOCI.  There were no such hedge agreements in place between January 2, 2016 and July 2, 2016, and accordingly, at these dates, there were no amounts in AOCI related to any natural gas hedges.

In connection with certain hedge agreements related to diesel fuel and natural gas that we entered into during fiscal 2014 and that remained in effect at July 4, 2015, we recorded the following amounts in 2nd Quarter 2015 and in the year to date period ended July 4, 2015:

	Fiscal Quarter	Fiscal Year to Date
	Ended July 4, 2015
Gain recognized in OCI:
Diesel fuel swap	$722	$780
Natural gas swap	64	210
	$786	$990

Loss reclassified from AOCI to Income
Diesel fuel swap	$(802)	$(1,196)
Natural gas swap	(96)	(245)
	$(898)	$(1,441)

Within the unaudited Condensed Consolidated Statements of Operations, the amounts in the table that relate to the diesel fuel swap are included in distribution expenses, whereas the amounts that relate to the natural gas swap are included in cost of goods sold.  The related tax impact of such amounts were determined to be immaterial.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

9.             FINANCING ARRANGEMENTS

On June 2, 2016, we entered into a new first lien term loan in the aggregate amount of $1,300,000, which matures on June 2, 2023 (the “2016 First Lien Term Loan”). On the same date, we also entered into an amendment to our revolving credit facility (referred to as our asset based facility or ABL Facility), which extended its maturity date to June 2, 2021. We refer to the 2016 First Lien Term Loan together with the ABL Facility as our credit facilities. The net proceeds from the 2016 First Lien Term Loan of $1,293,500 (which is net of original issue discount of $6,500), were used to repay our 2012 First Lien Term Loan, our 2012 Second Lien Term Loan (collectively, the “ Prior Term Loans”), pay related accrued interest of $11,990, pay a prepayment penalty of $3,735 and loan origination fees of $15,449.  We retained proceeds of $3,619 for working capital and other purposes.

Debt at July 2, 2016 and January 2, 2016 consisted of the following:

	July 2,	January 2,
	2016	2016
2016 First Lien Term Loan, with floating interest rates, maturing June 2, 2023, net of original issue discount of $9,003	$1,240,997	$—
2016 First Lien Term Loan, held by related party, net of original issue discount of $360	49,640	—
2012 First Lien Term Loan, net of original issue discount of $2,399	—	894,851
2012 Second Lien Term Loan, net of original issue discount of $2,438	—	340,562
2012 Second Lien Term Loan, held by related party, net of original issue discount of $228	—	31,772
Revolving line of credit, maximum borrowings of $175,000 with floating interest rates, maturing June 2, 2021	183	—
Loan origination fees	(12,131)	(11,071)
Capitalized lease obligations maturing through fiscal 2018	565	861
Insurance premium financing	—	1,583
Total debt	$1,279,254	$1,258,558
Less: current maturities	$(13,482)	$(24,721)
	$1,265,772	$1,233,837

The original issue amount, in aggregate, for the Prior Term Loans was $1,300,000 ($925,000 and $375,000 for the 2012 First Lien Term Loan and the 2012 Second Lien Term Loan, respectively).  The financing of the 2016 First Lien Term Loan and the repayment of the Prior Term Loans were accounted for pursuant to ASC 470-50, Debt - Modification and Extinguishments (ASC 470-50).  Accordingly, we recognized $825 and $1,336 in interest expense related to the write off of the original issue discount and a portion of the unamortized deferred financing fees, respectively, that were associated with the Prior Term Loans. Fees paid of $15,449 were assessed under ASC 470-50, to be expensed or capitalized and amortized over the lives of the new loans. Of the new fees incurred, $11,896 were expensed and $3,553 were capitalized. Fees expensed are recognized in “Other debt issuance costs” in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income. Fees capitalized of $2,896 related to the 2016 First Lien Term Loan are recognized in “Long-term debt, net of current maturities” and $657 related to the ABL Facility are recognized in “Other assets” in our unaudited Condensed Consolidated Balance Sheets.  After considering the impact of the amortization of original issue discount and deferred financing fees, the effective interest rate for the 2016 First Lien Term Loan was approximately 5.03% at the issue date.

The 2016 First Lien Term Loan is collateralized by a first-priority security interest in substantially all of our assets except for accounts receivable, inventory and cash and cash equivalents that serve as first-priority collateral for the ABL Facility, on which the 2016 First Lien Term Loan maintains a second-priority interest.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Interest on borrowings under the 2016 First Lien Term Loan varies based on either LIBOR or a bank base rate, plus a margin. Between June 2, 2016 and the date of delivery of the compliance certificate related to the financial statements for 2nd Quarter 2016, interest varies based on either LIBOR plus 3.75% or a bank base rate plus 2.75%, subject to a minimum LIBOR rate of 1.00%, in the case of the LIBOR option. Thereafter, interest varies based on either LIBOR or a bank base rate, plus a margin as set forth in the following table:

Total Net	LIBOR	Bank Base
Leverage Ratio	Loans	Rate Loans
Less than or equal to 4.00:1.00	3.50%	2.50%
Greater than 4.00:1.00	3.75%	2.75%

Interest based on the bank base rate is subject to the prime rate plus a margin. The agreement governing the 2016 First Lien Term Loan stipulates mandatory quarterly principal repayments of $3,250 between September 30, 2016 and the maturity date, at which point, it stipulates a balloon payment of $1,212,250.

Similar to the Prior Term Loans, the agreement governing the 2016 First Lien Term Loan includes certain non-financial covenants, which include limitations on our ability to incur additional indebtedness, issue preferred stock, pay dividends, make distributions on our capital stock, repurchase our capital stock, make certain investments, create liens on our assets, enter into transactions with affiliates, transfer and sell assets, merge, consolidate or sell all or substantially all of our assets.  Such covenants also create restrictions on dividends and certain payments by our restricted subsidiaries. At July 2, 2016, we were in compliance with all such covenants. Financial maintenance covenants are also included in the agreement but these only apply under certain conditions. The 2016 First Lien Term Loan also requires mandatory annual prepayment of Excess Cash Flow (as defined in the Credit Agreement governing the 2016 First Lien Term Loan).

Prior to its pay-off, the agreement governing the 2012 First Lien Term Loan required a mandatory prepayment of amounts equal to Excess Cash Flow (as defined in the Credit Agreement governing the 2012 First Lien Term Loan). For the fiscal year ended January 2, 2016, a mandatory prepayment related to Excess Cash Flow of approximately $13,407 was determined. This payment was made in the second quarter of 2016. However, certain debt holders exercised their option to reject the prepayment and $2,815 of the payment was returned to us.

The maximum borrowing limit on the ABL Facility is $175,000 and such maximum borrowing base limit is further subject to a borrowing base limitation that is derived from applying defined calculations to inventory and accounts receivable balances.  The agreement governing the ABL Facility continues to include certain non-financial covenants as well as certain financial maintenance covenants that only go into effect under certain conditions. At July 2, 2016 and January 2, 2016, availability under the ABL Facility were derived as follows:

	July 2,	January 2,
	2016	2016
Borrowing base limitation	$128,058	$130,941
Less: outstanding letters of credit	5,498	5,498
Less: revolving facility balance	183	—
Net availability	$122,377	$125,443

At July 2, 2016, the interest rate for borrowings on the ABL Facility was 4.00% (base rate 3.50% plus 0.50% margin) and, for the term loans, the interest rate was 4.75%.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Future maturities of total debt excluding capital leases, were as follows as of July 2, 2016:

Fiscal Year
Remainder of 2016	$6,500
2017	13,000
2018	13,000
2019	13,000
2020	13,000
Thereafter	1,241,683
$1,300,183
Less: amounts representing unamortized original issue discount and loan origination fees	(21,494)
$1,278,689

Future maturities of the 2016 First Lien Term Loan that are included in the table above are based on the contractual maturity schedule. However, on July 21, 2016, we voluntarily repaid $205,000 of the 2016 First Lien Term Loan using proceeds from the sale of our common stock in the IPO that is more fully discussed in Note 21. We applied the repayment to the scheduled payments that would have fallen due between September 30, 2016 and June 2, 2023, and also, to a portion of the balloon payment due June 2, 2023. As a result, as of July 21, 2016, the only required future payment under the 2016 First Lien Term Loan is an amended balloon payment of $1,095,000 which is due June 2, 2023.

10.          INCOME TAXES

A summary of our income tax (benefit) provision and related effective tax rates follows:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Income Tax (benefit) provision:
Current	$261	$93	$687	$508
Deferred	(58,023)	462	(57,010)	$2,546
Total	$(57,762)	$555	$(56,323)	$3,054
Effective tax rate	(906.6)%	19.7%	(231.1)%	19.3%

Income taxes are accounted for in accordance with authoritative guidance for accounting for income taxes under which deferred tax assets and liabilities are determined based on the difference between their financial statement basis and their tax basis, using enacted rates in effect for the year in which the differences are expected to reverse. We have favorable tax attributes, such as significant tax-deductible depreciation and amortization and U.S. federal and state net operating losses which result in minimal cash paid for income taxes.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.  At each reporting date, we consider new evidence, both negative and positive that impacts the assessment of the realization of deferred tax assets. We historically maintained a full valuation allowance against our deferred tax assets because the existing negative evidence outweighed the positive evidence such that it was not more likely than not that the deferred tax assets were realizable.  Principal among the negative evidence has been the sustained history of cumulative tax losses, in part related to fluctuations in commodity costs and our high degree of financial leverage.  While we reported pre-tax income in fiscal year 2015, because the Company reported significant pre-tax losses in previous historical periods, we continued to maintain a full valuation allowance through the first quarter of fiscal year 2016.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

In the second quarter of fiscal year 2016, we continued the trend of realizing pre-tax income that began in the first quarter of fiscal year 2015.  As of July 2, 2016, our cumulative income in the recent past became positive.  In addition, our forecasts for the remainder of fiscal year 2016 and for fiscal year 2017 indicate continued pre-tax income.  Additionally, we were able to refinance our debt during the second quarter on more favorable terms which will result in significant annual savings.  The Company also considered forecasts of future taxable income and evaluated the utilization of tax attributes prior to their expiration.  After considering these factors, we determined that the positive evidence outweighed the negative evidence in the second quarter and concluded that it was more likely than not that our deferred tax assets were realizable.  As a result, we released $56,496 of valuation allowance on a discrete basis during the second quarter of fiscal year 2016. The tax benefit associated with the remaining valuation allowance, along with a similar amount of tax expense connected to the reduction in the NOL deferred tax asset, would be released to income as profits are earned during the remainder of the year.

Presented in the table below is the activity in the valuation allowance:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Balance at Beginning of Period	$103,150	$121,351	$109,690	$126,392
Valuation allowance released	(67,244)	(1,119)	(73,784)	(6,160)
Balance at End of Period	$35,906	$120,232	$35,906	$120,232

Our effective tax rates for 2nd Quarter 2016, 2nd Quarter 2015 and for the year to date periods ended July 2, 2016 and July 4, 2015 are different from the expected federal rate of 35% in part due to the utilization of deferred tax assets and the release of valuation allowances.

Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax laws and rates or by unexpected adverse events that could impact our conclusions regarding the ultimate realizability of deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  As of July 2, 2016, our federal and state tax returns for fiscal 2011 through fiscal 2015 remain open under the relevant statutes.

We believe that substantially all tax positions taken and expected to be taken and reflected in the accompanying unaudited Condensed Consolidated Financial Statements are more likely than not to be sustained, based upon their technical merits, upon examination.  As a result, no material amounts were recorded to reverse the impact of tax benefits as of July 2, 2016 and July 4, 2015.

11.          STOCKHOLDERS’ EQUITY

Concurrent with the restricted stock grants discussed in Note 15, employees and other recipients made elections under section 83(b) of the Internal Revenue Code (the “83(b) elections”), which triggered instant recognition of compensation for federal income tax purposes.  To assist the recipients with the tax liability arising from the 83(b) elections, we provided loans to these employees, evidenced by promissory notes (the “Stockholder Notes”), for amounts that approximate each recipient’s tax liability under the 83(b) elections.  The Stockholder Notes are secured by the shares issued to the respective recipients under our 2009 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”) or any other equity incentive plan.  In addition, the Stockholder Notes have recourse in the event of default by the recipient.  Interest is charged on the outstanding balances at the mid-term applicable federal rate in effect at the issue date.  As of July 2, 2016 and January 2, 2016, the interest rates on the Stockholder Notes ranged between 0.95% and 2.04%.  Balances outstanding at July 2, 2016 and January 2, 2016 (which represents principal and related accrued interest) were $895 and $3,884, respectively, and are presented in the unaudited Condensed Consolidated Balance Sheets as deductions from stockholders’ equity.  Interest on such Stockholder Notes, which are included in related party interest in our unaudited Condensed Consolidated Statements of Operations, were nominal for the periods presented.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

12.          LEASED PROPERTIES

Our leased properties are fully discussed in the Fiscal 2015 Audited Financial Statements included in our prospectus that was filed on July 18th, 2016 and there have been no significant changes since the release of those statements.

13.          OTHER LONG-TERM LIABILITIES

As discussed in Note 3, we acquired Landshire and Better Bakery during Fiscal 2015. A component of the purchase price for Landshire related to contingent consideration for earn out payments based on achieving minimum annual volume targets. At July 2, 2016 and January 2, 2016, respectively, the fair value of the liability for the earn out payments was $13,101 and $19,628 respectively, of which $6,624 and $9,956, respectively, were included in other accrued liabilities; the remainder of these amounts were included in other long-term liabilities.

As part of the acquisition of Better Bakery, we assumed an onerous broker contract. At July 2, 2016 and January 2, 2016, the liability for this contract was $6,845 and $6,821, respectively. Of the balance at July 2, 2016, $2,693 is included in other accrued liabilities and $4,152 is included in other long-term liabilities.  At January 2, 2016, the entire amount was included in other long-term liabilities.  During the year to date period ended July 2, 2016, payments made with respect to the earn out agreement and the onerous broker contract were $6,667 and $664, respectively.

14.          RESTRUCTURING AND OTHER EXPENSE, NET

Over the past three or more years, we have initiated a number of restructuring programs to integrate acquired businesses, improve the efficiency of our manufacturing and distribution network, and consolidate and reorganize our management and support teams.

In connection with the acquisition of Landshire in 1st Quarter 2015 and Better Bakery in 2nd Quarter 2015, we incurred $625 and $849 of integration costs in 2nd Quarter 2015 and the year to date period ended July 4, 2015, respectively.  Of these amounts, $262 and $362 for 2nd Quarter 2015 were included in gross profit and operating income, respectively, and $269 and $579 for the year to date period ended July 4, 2015 were included in gross profit and operating income, respectively.  These amounts represented costs for travel and meals, professional fees, facility closing costs and related severance.  Also, during the 2nd Quarter 2015 and the year to date period ended July 4, 2015, we incurred $304 in expenses (included in gross profit) to reconfigure production lines at our Portland, Maine manufacturing facility.

In addition, during fiscal 2013, we undertook various initiatives intended to improve our commercial effectiveness and reduce our operating costs, the execution of which continued into fiscal 2014, 2015 and 2016.  These initiatives included:

•      The consolidation of our business unit leadership and shared services teams in our Cincinnati, Ohio area facilities and the closure of an administrative office in Edmond, Oklahoma;

•      The reorganization of our senior leadership team; and

•      The implementation of staffing reductions and facility closures in our manufacturing, logistics and commercial operations.

During 2nd Quarter 2016, we incurred $108 in expenses associated with the closure of the office in Edmond, Oklahoma.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

All the above initiatives were substantially complete as of July 2, 2016 and we expect any remaining payments to be complete in fiscal 2016. Restructuring charges included in the accompanying unaudited Condensed Consolidated Statements of Operations are summarized below:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Gross profit
2013 initiatives	$—	$(2)	$—	$285
2015 initiatives	—	566	—	573
	$—	$564	$—	$858
Operating income
2013 initiatives	$108	$160	$143	$576
2015 initiatives	—	362	(23)	579
	108	522	120	1,155
Total	$108	$1,086	$120	$2,013

The charges for 2013 initiatives included in the table above for 2nd Quarter 2015 and the year to date period ended July 4, 2015 primarily represents charges for severance, relocation, recruiting, and professional services. There were no restructuring expenses that were directly attributable to any of our reportable segments.

Included below is the activity for liabilities related to restructuring charges, which are reflected in accrued liabilities (current portion) and other long-term liabilities (noncurrent portion):

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Balance at Beginning of Period	$295	$408	$496	$567
Accruals	108	1,086	120	2,013
Payments, net	(232)	(1,238)	(445)	(2,324)
Balance at End of Period	$171	$256	$171	$256

15.          STOCK-BASED COMPENSATION

Effective January 15, 2009, our board of directors adopted the Equity Incentive Plan for the purpose of providing additional incentive to selected employees, directors and consultants whose contributions are essential to the growth and success of our business. The Equity Incentive Plan provides that we may grant options, share appreciation rights, restricted shares, deferred shares, performance shares, unrestricted shares, other share-based awards or any combination of the foregoing awards. Awards under the Equity Incentive Plan, as amended July 20, 2016, are limited to 16,562,730 shares of our common stock, subject to adjustment as provided in the Equity Incentive Plan document. The Equity Incentive Plan provides for board of directors’ discretion in determining vesting periods, contractual lives and option exercise prices for each award issuance under the Equity Incentive Plan. Pursuant to the First Amended and Restated Stockholders’ Agreement by and among the Company and its Stockholders and the individual award agreements, transfer of shares awarded under the Equity Incentive Plan is restricted.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

The table below reflects certain recent restricted stock activity as well as other information related to awards of restricted stock that were granted under the Equity Incentive Plan. Restricted shares granted under the Equity Incentive Plan vest over a three- or four-year period with equal proportions of the shares vesting at the annual anniversary date of the grant in each of the three or four years in the vesting period.  Fair values were estimated at the grant dates using estimates of enterprise value and applying applicable liquidity discounts.

	Fiscal Year to Date Ended
	July 2, 2016		July 4, 2015
				Weighted
				Average
		Weighted		Grant
		Average		Date
		Grant Date		Fair
		Fair value		value
	Shares	per Share	Shares	per Share
Total Restricted Shares:
Balance at beginning of fiscal year	4,538,684	$1.99	4,104,722	$1.51
Granted	224,378	10.66	286,020	1.52
Forfeited	(98,543)	1.01	—	—
Repurchased	(243,839)	0.89	—	—
Balance at end of period	4,420,680	$2.49	4,390,742	$1.51
Vested Restricted Shares:
Balance at beginning of fiscal year	2,913,207	$1.72	1,857,157	$1.85
Granted	62,616	1.52	279,457	2.53
Repurchased	(243,839)	0.89	—	—
Balance at end of period	2,731,984	$1.76	2,136,614	$1.94
Unvested shares at end of period	1,688,696	$3.67	2,254,128	$1.10
Shares available for grant	986,210		1,062,646

Compensation expense, included in selling, general and administrative expenses, associated with all outstanding stock awards, including credits for stock forfeitures, was $9,114 and $11,853 for 2nd Quarter 2016 and the year to date period ended July 2, 2016, respectively, and, was $6,665 and $7,217 for 2nd Quarter 2015 and the year to date period ended July 4, 2015, respectively. As of July 2, 2016, total unrecognized compensation cost was approximately $11,527 related to unvested stock-based compensation arrangements granted under the Equity Incentive Plan. This cost is expected to be recognized on a weighted average over the next 1.62 years.

From time to time, we repurchase vested stock of terminated employees. During the year to date period ended July 2, 2016, we repurchased terminated employees’ vested stock with cash of $1,577; no such purchases were made during the year to date period ended July 4, 2015.  Shares repurchased were retired upon repurchase.  As of July 2, 2016 and January 2, 2016, our liability to holders of those grants was $19,384 and $17,393, respectively.  Such liability is included in other accrued liabilities in the unaudited Condensed Consolidated Balance Sheets as stockholders may resign at will or through termination which would result in our call of the stock.

Restricted stock issued under the Equity Incentive Plan provides us with the right, but not the obligation to repurchase all or any portion of the vested equity interests in the event that the employee’s employment is terminated for any reason. Due to the IPO of at least 25% of our common stock, the call right has been terminated. In the past, we have exercised this right in every instance of employee employment termination since inception of the Equity Incentive Plan. The purchase price for each equity interest was a value per equity interest determined pursuant to a valuation made in good faith by our board of directors and based on a reasonable valuation method. The exercise of this right had prevented the holders from bearing the risks and rewards of ownership in cases where employment was terminated shortly after vesting. Therefore, we determined that liability classification of these awards is appropriate until the point that the shares have been vested for six months, a sufficient period of time to allow the holder to fully bear the risks and rewards of ownership. At this point, the award is reclassified from liabilities to equity.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Under liability classification, we are required to recognize a liability based on the stock award’s fair value at each reporting date with reference to its vesting schedule.  The fair value of the restricted stock was $10.24 as of January 2, 2016, and increased to $17.65 as of July 2, 2016.  As such, additional compensation expense was recorded and the liability recognized was adjusted.

16.          DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is the amount that would be received from the sale of an asset or paid for transfer of a liability in an orderly transaction between market participants, i.e., an exit price.  To estimate an exit price, a three-level hierarchy is used.  The three-level hierarchy for fair value measurements is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability. The hierarchy is as follows:

•      Level 1 — Valuation based upon unadjusted quoted prices for identical assets or liabilities in active markets.

•      Level 2 — Valuation based upon quoted prices for similar assets or liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•      Level 3 — Valuation based upon other unobservable inputs that are significant to the fair value measurements and are developed based on the best information available, which in some instances include a company’s own data.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy.  The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Our non-derivative financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt.  The estimated fair values of the financial instruments have been determined using available market information and appropriate valuation techniques.  Considerable judgment is required, however, to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

At July 2, 2016 and January 2, 2016, except for the 2016 First Lien Term Loan and the Prior Term Loans, the book values of non-derivative financial instruments recorded in the accompanying unaudited Condensed Consolidated Balance Sheets are considered to approximate fair values due to those instruments being subject to variable interest rates, having short terms to maturity and/or being outstanding for short periods of time.

The carrying value of our 2016 First Lien Term Loan at July 2, 2016 was $1,290,637.  The carrying value of the 2012 First Lien Term Loan and the 2012 Second Lien Term Loan at January 2, 2016 was $894,851 and $375,000, respectively.

As discussed in Note 3, we recorded a liability of $19,293 when we acquired Landshire, which represented the fair value of contingent consideration related to volume earn out.  Other than the accretion of the liability due to the passage of time, there has been no change in the underlying assumptions used to calculate the fair value of the earn out since the acquisition date.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

The following table summarizes the fair values of our Term Loans and the contingent consideration:

	July 2, 2016		January 2, 2016
	Level 2	Level 3	Level 2	Level 3
Term Loans:
2016 First Lien Term Loan	$1,304,875	$—	$—	$—
2012 First Lien Term Loan	—	—	895,007	—
2012 Second Lien Term Loan	—	—	367,500	—
Contingent consideration	—	13,101	—	19,628

The activity related to the contingent consideration shown in the table above was as follows:

Total
Balance at January 2, 2016	$19,628
Accruals	140
Payments, net	(6,667)
Balance at July 2, 2016	$13,101

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•      We recorded the 2016 First Lien Term Loan using Level 2 inputs based on the observable trading value of the debt instrument;

•      We recorded our contingent consideration financial instrument using Level 3 significant inputs not observable in the market. Key assumptions included in the discount cash flow valuation model were predetermined payment dates, actual volume performance, management’s forecasted volume performance, risk-free interest rate plus a credit risk premium rate, historic asset volatility of comparable companies and management’s assessment of probability of achieving the earn out targets.

17.          TRANSACTIONS WITH RELATED PARTIES

Oaktree Capital Management, L.P. (“Oaktree”) provides certain management, advisory and consulting services to us pursuant to a Management Services Agreement that became effective on September 30, 2010. Oaktree is the management company for OCM.  Maine Street Holdings, Inc. (“Maine”) also provided certain management, advisory and consulting services to us pursuant to a Management Services Agreement that was effective on September 30, 2010 but the agreement with Maine was terminated on September 30, 2015.  Maine is controlled by our minority owners.  In consideration for the services provided, we were required to pay a quarterly management fee of $750, in advance, to both Oaktree and Maine.  We were also required to reimburse Oaktree and Maine for certain out-of-pocket expenses incurred with respect to the performance of services.  With respect to the agreement with Oaktree, we recorded expenses of $841 and $5,042 for 2nd Quarter 2016 and the year to date period ended July 2, 2016, respectively, for fees and out-of-pocket expenses. Similar expenses of $3,471 and $7,935 were recorded for Oaktree in 2nd Quarter 2015 and the year to date period ended July 4, 2015, respectively. Such expenses recorded for Maine in 2nd Quarter 2015 and the year to date period ended July 4, 2015 were $750 and $1,500, respectively. We include such expenses in selling, general and administrative expenses.  In connection with the IPO of our common stock on July 20, 2016, we paid Oaktree an aggregate success fee of $9,000 on July 20, 2016.  This payment was made pursuant to the Management Services Agreement which required payment in an amount equal to three times the annual management fee in the event of consummation of an IPO of our equity securities or equity interests or a sale of all or substantially all of our assets.  We are not required to make any further payments to Maine.  The management services agreement with Oaktree was terminated effective July 20, 2016 in connection with our IPO.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

At July 2, 2016, Oaktree and its affiliates held $49,173 of the carrying value of the 2016 First Lien Term Loan. At January 2, 2016, Oaktree and its affiliates held $31,772 of the carrying value of the 2012 Second Lien Term Loan.  Interest accrued and not paid to Oaktree and its affiliates was $20 and $692 as of July 2, 2016 and January 2, 2016, respectively, and is included in accrued interest in the accompanying unaudited Condensed Consolidated Balance Sheets.  Interest expense recorded with respect to such debt was $712 and $1,480 for 2nd Quarter 2016 and the year to date period ended July 2, 2016, respectively. For 2nd Quarter 2015 and the year to date period ended July 4, 2015, such interest expense was $768 and $1,537, respectively.

Written procedures adopted by the Company and its Audit Committee currently restrict and govern related party transactions.  Pursuant to those procedures, certain related party transactions require pre-approval by our Chief Executive Officer and Chief Financial Officer, and if the transaction is material, by the Audit Committee before such transactions can be binding.

18.          EARNINGS PER COMMON SHARE

Basic earnings per share is calculated based on the weighted average number of outstanding shares of common stock for the period, plus the effect of vested shares.  Diluted earnings per share is calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued common shares related to stock-based employee compensation programs.  All future awards are dilutive and have therefore been included in the computation of diluted EPS for all periods presented. The table below details the computation of our basic and diluted EPS:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Net income	$64,134	$2,258	$80,698	$12,787
Average shares outstanding - Basic	65,836,860	65,269,159	65,931,070	65,207,105
Potential effect of unvested restricted stock	1,000,950	1,348,750	989,750	1,319,934
Average shares outstanding - Diluted	66,837,810	66,617,909	66,920,820	66,527,039
Net income per common share—Basic	$0.97	$0.03	$1.22	$0.20
Net income per common share—Diluted	$0.96	$0.03	$1.21	$0.19

19.          SEGMENT INFORMATION

We operate in four reportable segments: Foodservice, Retail, Convenience and Industrial.

The Foodservice segment supplies the diverse US “food-away-from-home” industry.  Our foodservice customers include leading national and regional distributors with whom we have long-standing and collaborative relationships.  We supply 89 of the largest 100 school districts in the U.S., working closely with schools to develop nutritious meal options with good quality and value. Our diverse portfolio of products includes ready-to-eat sandwiches, such as breakfast sandwiches and PB&J sandwiches, sandwich components, such as Philly steaks and fully-cooked hamburger-patties, and other entrées and snacks, such as country-fried steak, stuffed entrées and chicken tenders.

The Retail segment supplies national and regional grocery chains, major warehouse club stores, mass retailers and dollar stores. We sell both branded and private label ready-to-eat sandwiches, such as grilled chicken sandwiches and stuffed pockets, sandwich components, such as chicken patties and Philly steaks and other entrées and snacks such as, stuffed chicken breasts.

Customers in our Convenience segment include national and regional convenience chains and vending providers. In the Convenience segment, we sell customized ready-to-eat sandwiches, such as breakfast sandwiches and burgers, sandwich components, such as chicken patties and other entrées and snacks, such as cinnamon dough bites.

The Industrial segment primarily supplies other food producers, such as packaged food companies under short-term co-manufacturing agreements.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Segment performance is evaluated by our chief operating decision maker (“CODM”) and is based on net sales and operating income. Unallocated corporate income (expenses) primarily relate to executive management, finance and legal functions and refinancing related charges.

The following summarizes our net sales and operating income by reportable segment:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Net sales
Foodservice	$191,450	$212,667	$407,490	$437,921
Retail	102,781	96,151	208,680	209,907
Convenience	58,150	51,274	111,173	99,651
Industrial	18,306	31,786	37,839	70,908
Total	$370,687	$391,878	$765,182	$818,387
Operating income (expenses)
Foodservice	$39,174	$30,674	$76,622	$59,893
Retail	9,867	8,128	18,971	18,512
Convenience	9,055	7,577	17,805	14,963
Industrial	102	(125)	615	1,069
Unallocated corporate expenses, net	(13,843)	(17,231)	(25,848)	(25,876)
Total	$44,355	$29,023	$88,165	$68,561

We manage assets on a total company basis, not by operating segment.  Our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.  Total assets were approximately $1.2 billion and $1.1 billion at July 2, 2016 and January 2, 2016, respectively.

Net sales by product category were as follows:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	July 2,	July 4,	July 2,	July 4,
	2016	2015	2016	2015
Net sales
Sandwiches	$117,077	$108,891	$240,896	$231,541
Sandwich components	135,254	152,738	271,940	310,069
Other entrees and snacks	118,356	130,249	252,346	276,777
Total	$370,687	$391,878	$765,182	$818,387

20.          COMMITMENTS AND CONTINGENCIES

We evaluate contingencies based on the best available information and believe we have recorded appropriate liabilities to the extent necessary in cases where the outcome of such liabilities is considered probable and reasonably estimable. We also believe that our assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from managements’ estimates, future earnings will be charged or credited accordingly.

As part of our ongoing operations in the food processing industry, we are subject to extensive federal, state, and local regulations, and our food processing facilities and food products are subject to frequent inspection, audits and inquiries by the USDA, the FDA, and various local health and agricultural agencies. We are also subject to federal, state, and local agencies responsible for the enforcement of environmental, labor, and other laws and regulations. In addition, we are involved in various legal actions arising in the normal course of business. These matters are continuously being evaluated and, in some cases, are being contested by us and, in many cases, the outcomes are not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

21.          SUBSEQUENT EVENTS

On July 20, 2016, we completed an IPO of 21,390,000 shares of our common stock at a price of $21.00 per share.  We sold 11,090,000 shares of common stock and the selling stockholders sold 10,300,000 shares of common stock. The underwriters have also exercised their option to purchase an additional 2,790,000 shares from the selling stockholders at the offering price of $21.00 less underwriting discounts and commissions.  We did not and will not receive any of the proceeds from the sale of the shares by the selling stockholders. The net proceeds to us from our sale of shares of common stock in the IPO, after deducting underwriting discounts and commissions, offering expenses payable by us and the aggregate success fee of $9,000 contractually payable to Oaktree upon consummation of the IPO were approximately $204,300.  As more fully discussed in Note 9, on July 21, 2016, we repaid $205,000 of our 2016 First Lien Term Loan using these proceeds.

In connection with the IPO, we entered into an income tax receivable agreement with our existing stockholders that will provide for the payment by us to our existing stockholders of 85% of the amount of cash savings, if any, in United States federal, state, local and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize) in the case of an early termination by us, a change of control or certain subsidiary dispositions as a result of the utilization of our and our subsidiaries’ net operating losses, tax basis and certain other tax attributes attributable to periods prior to the IPO together with interest accrued at a rate of LIBOR plus 200 basis points from the date the applicable tax return is due (without extension) until the date the applicable payment is due. Assuming no material changes in the relevant tax law, and that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the income tax receivable agreement, we expect that future payments under the income tax receivable agreement will total approximately $215,000 to $225,000. Such amount may differ materially from the amount presented above based on various items.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements appearing in our prospectus filed with the Securities and Exchange Commission on July 18, 2016 and the accompanying condensed consolidated financial statements.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section in Form S-1 . Actual results could differ materially from those set forth in any forward-looking statements.

We operate on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. The fiscal quarter ended July 2, 2016 (or “Q2 2016”) and the fiscal quarter ended July 4, 2015 (or “Q2 2015”) each consists of 13 weeks. The fiscal year to date period ended July 2, 2016 (or the “2016 YTD period”) and the fiscal year to date period ended July 4, 2015 (or the “2015 YTD period”) each consists of 26 weeks.  References to “fiscal 2015” are to the fiscal year ended January 2, 2016 and to “fiscal 2016” are to the fiscal year ended December 31, 2016.

Overview

Advance Pierre Foods Holdings, Inc. (“we,” “us,” or “our”) is a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. We manage and report our operations in four segments with Foodservice, Retail and Convenience representing our core segments. Our fourth segment, Industrial, consists of sales to other food producers under short-term co-manufacturing arrangements.  Foodservice is our largest segment and represented 55.0% of our net sales in fiscal 2015.  We have dedicated marketing and sales teams for each of our channels to serve the specific needs of our customers.

We market and distribute approximately 2,600 SKUs across all day parts in multiple product categories including: (1) ready-to-eat sandwiches, such as breakfast sandwiches, PB&J sandwiches and hamburgers; (2) sandwich components, such as fully-cooked hamburger and chicken patties and Philly steaks; and (3) other entrées and snacks, such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites. In fiscal 2015, 67.4% of our net sales were attributable to the fast-growing ready-to-eat sandwiches and sandwich components categories. Our products are shipped frozen to our customers and sold under our commercial and retail brands, as well as private label and licensed brands.

In January 2015, we acquired the wholesale business and production assets of Landshire, an Illinois-based producer and marketer of a wide variety of sandwiches, including patties, subs, wedges, breakfast offerings and specialty items. In April 2015, we acquired the business and production assets of Better Bakery, a producer and marketer of high quality, premium stuffed sandwiches and other licensed products. These acquisitions added a complementary new set of premium products to our portfolio and provided us with additional sandwich assembly and bakery capacity.

Certain monetary amounts, percentages and other figures included in this section have been subject to rounding. As a result, some of the percentage amounts in this section have been calculated on the basis of such rounded figures. For this reason, such percentage amounts may vary from those obtained by performing the same calculations using the figures in the Financial Statements and the related notes thereto included elsewhere in this Quarterly Report. Also, some amounts that appear in this section may not sum due to rounding.

Key Factors Affecting Our Results of Operations

Key factors that have influenced our results of operations and may do so in the future include:

•  Industry Trends.  The drivers underpinning growth in our end markets include increases in gross domestic product, employment levels and personal consumption expenditures. Growth in our industries is also driven by an increase in the number of restaurants and convenience stores, a continued shift toward value-added, convenient and easy-to-prepare foods and an increased frequency in dining out. We are well-positioned to benefit from these underlying growth trends, as well as emerging consumer preferences, given our product portfolio and segment orientation.

•  Business Mix.  Our growth and profitability characteristics vary by product category and market segment. Therefore, changes in our mix may impact our profitability and growth profile as business mix is a component of our sales volume. For example, to the extent that our mix shifts towards higher value-added products, such as breakfast sandwiches, our financial performance will be positively impacted. Further, our fourth segment, Industrial, opportunistically sells to other food producers under short-term co-manufacturing agreements based on our available capacity in order to optimize our capacity utilization. Due to the lower margin nature of this business, we have strategically reduced our percentage of net sales generated by this segment to 7.9% in fiscal 2015.

•  Pricing Methodology.  Our pricing is driven by the value-added nature of our products, our market share position and our differentiated value proposition to our customers due to our scale, broad product portfolio, customization capabilities, national distribution and food safety track record. Our financial performance depends on our ability to price effectively with our customers. We proactively adjust pricing frequently in order to reflect input cost movements with minimal lag time. In early 2014, we re-engineered our pricing methodology and now utilize forward looking raw materials indices to set prices rather than trailing market indices. As a result, our pricing reflects our underlying raw materials costs in a more timely and accurate manner. Only 16.2% of our net sales in fiscal 2015 were subject to annually-renewed fixed price arrangements and we have a high level of flexibility to adjust pricing across the remainder of our business.

We price our products through price list, index pricing and annually-renewed fixed price arrangements, which accounted for 76.1%, 7.7% and 16.2%, respectively, of our net sales in fiscal 2015.

• Price List Arrangements.  Our price list arrangements generally allow us to proactively update prices to reflect anticipated raw material prices, competitive dynamics and marketing strategies, subject to contractual limits on frequency and minimum notice requirements.

• Index Pricing Arrangements.  Under these arrangements, we pass-through actual increases or decreases in raw material or conversion costs to our customers.

• Fixed Pricing Arrangements.  These arrangements guarantee customers a fixed price for products for a contractually-set period of time, usually 12 months. Our fixed prices for the agreed upon contractual term are based on forward looking raw materials indices and reflect expected raw material costs over the term of the contract.

•   Raw Material Costs.  Raw material costs typically comprise 75.1% of our cost of goods sold, with beef, poultry and pork accounting for 43.9% of our cost of goods sold, and other raw materials, such as bread and breadings, cheese, eggs, seasonings, soy proteins and packing, comprising the remainder. Raw material costs fluctuate due to changing market conditions and changing consumer preferences. Our results of operations will continue to depend on our ability to manage raw material cost movements through forward purchase orders, strategic sourcing, non-cancelable contracts and by passing on such cost increases to customers.

•  APF Way.  Our APF Way continuous improvement program has revamped our cost structure, budgeting tools and pricing methodology. The APF Way uses a data-driven analytical framework to drive growth and profitability through improved commercial decision-making, excellence in sales and marketing and productivity in procurement, logistics and production. We expect the APF Way will continue to be a key factor in our performance.

•  Seasonality.  Our quarterly operating results are affected by seasonal fluctuations in our net sales and operating income. Sales to schools accounted for 11.2% of our consolidated net sales and 21.7% of our Foodservice net sales in Q2 2016. Because schools comprise a significant portion of our customer base, sales of our products tend to be lower during the summer months and rise significantly during the autumn ‘‘back to school’’ period. In addition, seasonal fluctuations in the demand for beef and other proteins tend to cause seasonal variations in raw material costs, which tend to rise in the winter and spring and decline during the summer months. The seasonality factors can cause our operating results and use of cash for working capital requirements to fluctuate during the fiscal year, with our working capital balances typically rising in the first three quarters of the year.

Components of Our Results of Operations

Net Sales.    Net sales consist of gross sales, which vary as a result of changes in volume and pricing, less certain costs that we manage as part of our trade promotion allowances, including:

•      Cash discounts, returns and other allowances; and

•      Trade promotion allowances, which include the cost of temporary price reductions, as well as our customers’ costs for promotional displays and advertising space in store circulars.

Gross Profit.    Gross profit is calculated as net sales less cost of goods sold, distribution expenses and restructuring expenses associated with our production and distribution network. For a discussion of restructuring expenses, see “Restructuring expenses” below.

Cost of goods sold.    Cost of goods sold includes the following:

•      Raw materials costs, including costs for proteins, such as beef, poultry, pork and other food ingredients such as bread and breadings, cheese, eggs, seasonings and soy proteins;

•      Packaging supply costs, including costs for corrugated fiberboard and plastic packaging materials; and

•      Conversion costs, which represent all costs necessary to convert raw materials into finished product. Conversion costs include direct and indirect labor and plant overhead such as equipment rent, natural gas and other utilities, insurance, property taxes and depreciation. We periodically enter into hedging contracts to manage fluctuations in our natural gas costs, the effect of which is reflected in cost of goods sold.

Distribution expenses.    We primarily use third-party logistics providers to transport our products (1) among our ten production facilities, (2) from our production facilities to our distribution centers and (3) from our distribution centers and our production facilities to our customers. Our freight and distribution costs are influenced by diesel fuel costs as well as capacity within the industry. We periodically enter into hedging contracts to manage fluctuations in diesel fuel costs, the effect of which is reflected in distribution expenses. Distribution expense also includes our warehousing costs related to our leased facility in Enid, Oklahoma and the third-party logistics providers we utilize in Cincinnati, Ohio and Rockmart, Georgia.

Selling, General and Administrative Expense.    Selling, general and administrative expense includes the following:

•  Sales and marketing expenses, including salaries, wages and incentives for our sales and marketing personnel, broker commissions, sales-related travel and entertainment expenses and other marketing and advertising expenses. Our marketing programs also include costs relating to the execution of in-store product demonstrations, trade shows and samples provided to prospective customers;

•  R&D expenses, including salaries, wages and incentives for our internal R&D personnel, and direct costs for external research and line testing;

•  General and administrative expenses, including salaries, wages and incentives for our management and general administrative personnel, depreciation of non-production property and equipment, amortization of intangible assets, information technology licensing and maintenance costs, insurance, travel and other operating expenses;

•  Stock-based compensation expense related to restricted stock awards granted to employees and directors. For a discussion of stock-based compensation expense, see “Critical Accounting Policies and Estimates—Stock-Based Compensation”;

•  Management, advisory and consulting fees and expense reimbursements paid to Oaktree, and prior to September 30, 2015, to Maine Street Holdings, Inc. (“MSH”), a management company controlled by our minority stockholders. Upon consummation of the IPO, we paid Oaktree an aggregate success fee of $9.0 million on July 20, 2016 pursuant to the management services agreement, which will be terminated; and

•  Professional fees to service providers including accounting and legal. As a newly public company, we will incur significant legal, accounting and other expenses that we have not incurred as a private company, which will be reflected as selling, general and administrative expenses.

Restructuring expenses.    From time to time, we initiate restructuring activities in order to integrate acquired businesses, improve the efficiency of our production and distribution network and consolidate and reorganize our management and support functions. In fiscal 2015, we integrated the assets acquired from Landshire and Better Bakery and reconfigured production lines at our plant in Portland, Maine to re-launch our Barber stuffed entrées.

Expenses associated with restructuring initiatives affecting our production and distribution network are reflected as a separate cost component in determining gross profit. Expenses associated with restructuring initiatives affecting our selling, marketing and general administration functions are a separate cost component in determining operating income.

Benefit/Provision for income taxes.    We are subject to U.S. federal income taxes and income taxes in certain states. However, we have favorable tax attributes, such as significant tax-deductible depreciation and amortization and U.S. federal and state net operating loss carryovers (“NOLs”), which resulted in minimal income tax expense and cash paid for income tax during fiscal 2015.  The majority of our income tax expense consists of non-cash provisions for deferred tax liabilities.

In Q2 2016, we continued the trend of realizing pre-tax income that began in the first quarter of fiscal year 2015.    As of July 2, 2016, our cumulative income in the recent past became positive.  In addition, our forecasts for the remainder of fiscal year 2016 and for fiscal year 2017 indicate continued pre-tax income.  Additionally, we were able to refinance our debt during Q2 2016 on more favorable terms which will result in significant annual savings.  The Company also considered forecasts of future taxable income and evaluated the utilization of tax attributes prior to their expiration.  After considering these factors, we determined that the positive evidence outweighed the negative evidence in Q2 2016 and concluded that it was more likely than not that our deferred tax assets were realizable.  As a result, we released $56.5 million of valuation allowance on a discrete basis during the second quarter of fiscal year 2016. The tax benefit associated with the remaining valuation allowance, along with a similar amount of tax expense connected to the reduction in the NOL deferred tax asset, would be released to income as profits are earned during the remainder of the year.

Our effective tax rates for Q2 2016, Q2 2015 and for fiscal 2016 and fiscal 2015 are different from the expected federal rate of 35% in part due to the utilization of deferred tax assets and the release of the valuation allowances.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include:

Net Sales.    We evaluate net sales on a consolidated basis and in each segment as a measure of volume growth, pricing effectiveness, business optimization and trade promotion allowance management.

Adjusted EBITDA.    Adjusted EBITDA represents net income (loss) before interest expense, income tax expense and depreciation and amortization, as well as certain non-cash and other adjustment items. We present Adjusted EBITDA as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. We also believe that Adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a means to evaluate the operating performance of our business on an ongoing basis using criteria that our management uses for evaluation and planning purposes. Because Adjusted EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, our management also uses Adjusted EBITDA in measuring our performance relative to that of our competitors, in communications with our board of directors concerning our operating performance and in evaluating acquisition opportunities. In addition, targets for Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation. We also believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted EBITDA is a non-GAAP financial measure. See Non-GAAP Financial Measures and Items Affecting Comparability for a reconciliation to the most comparable GAAP measure.

Adjusted Net Income. Adjusted net income represents net income before the release of the deferred tax asset valuation allowance, debt refinancing charges, restructuring expenses, sponsor fees and expenses, merger and acquisition expenses, public filing expenses, and other items (including amortization of acquired inventory fair value step).  We present adjusted net income as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. We also believe adjusted net income is a useful tool because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, our definition of adjusted net income may not be the same as similarly titled measures used by other companies.

Adjusted net income is a non-GAAP financial measure. See Non-GAAP Financial Measures and Items Affecting Comparability for a reconciliation to the most comparable GAAP measure.

Adjusted Diluted Net Income per Share. Adjusted diluted net income per share represents the diluted per share value of adjusted net income.  We present adjusted diluted net income per share as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. We also believe adjusted diluted net income per share is a useful tool because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, our definition of adjusted diluted net income per share may not be the same as similarly titled measures used by other companies.

Adjusted diluted net income per share is a non-GAAP financial measure. See Non-GAAP Financial Measures and Items Affecting Comparability for a reconciliation to the most comparable GAAP measure.

Consolidated Results of Operations

Our operating income grew 52.8% in Q2 2016, with strong performance in our core segments. Positive net price realization, lower raw materials and productivity improvements all contributed to operating income growth.  Sales decreased 5.4% in Q2 2016 primarily due to the elimination of non-core Industrial volume and strategic pricing reductions to reflect lower raw material costs, partially offset by core segment volume growth.  We continued to execute our continuous improvement strategy, delivering volume growth in key channels and product categories, driving productivity across the organization and developing talent for the future.

Raw material costs decreased approximately 14% in Q2 2016 over the same period in fiscal 2015.  Plentiful, low cost, chicken and pork and weak demand for beef suppressed costs in Q2 2016, and we expect beef domestic costs to remain low due to low chicken and pork costs.

We generated $57.6 million of operating cash flows for the 2016 YTD period.  At July 2, 2016, we had approximately $190.3 million of liquidity, which includes availability under our revolving credit facility and cash and cash equivalents.  We started the fiscal year with liquidity of $129.9 million.  The increase was primarily driven by net cash flows.  As more fully discussed in the Liquidity and Capital Resources section below, during Q2 2016, we refinanced our term loans and effected an extension to the maturity date of our revolving credit facility.

Our consolidated results of operations were as follows:

($ in millions)	Q2 2016		Q2 2015		2016 YTD Period		2015 YTD Period

Net sales	$370.7	100.0%	$391.9	100.0%	$765.2	100.0%	$818.4	100.0%
Cost of goods sold	248.6	67.1%	284.4	72.6%	519.0	67.8%	598.4	73.1%
Distribution expenses	21.2	5.7%	23.1	5.9%	45.0	5.9%	48.1	5.9%
Restructuring expenses	—	0.0%	0.6	0.2%	—	0.0%	0.9	0.1%
Gross profit	100.9	27.2%	83.8	21.4%	201.2	26.3%	171.0	20.9%
Selling, general and administrative expenses	55.0	14.8%	50.3	12.8%	109.4	14.3%	96.4	11.8%
Restructuring expenses	0.1	0.0%	0.5	0.1%	0.1	0.0%	1.2	0.1%
Other expense, net	1.5	0.4%	4.0	1.0%	3.5	0.5%	4.8	0.6%
Operating income	44.3	12.0%	29.0	7.4%	88.2	11.5%	68.6	8.4%
Interest expense	38.0	10.3%	26.2	6.7%	63.8	8.3%	52.7	6.4%
Income before income tax provision	6.3	1.7%	2.8	0.7%	24.4	3.2%	15.9	1.9%
Income tax (benefit) provision	(57.8)	-15.6%	0.5	0.1%	(56.3)	-7.4%	3.1	0.4%
Net income	$64.1	17.3%	$2.3	0.6%	$80.7	10.5%	$12.8	1.6%

Q2 2016 compared to Q2 2015

Net Sales.  Net sales for Q2 2016 were $370.7 million, a decrease of $21.2 million, or 5.4%, compared to $391.9 million for Q2 2015.  Net sales decreased by $4.9 million, or 1.2%, due to changes in sales volume and business mix, and $16.3 million, or 4.2% due to lower average sales prices.

Sales volume was lower due to the elimination of sales under lower margin contracts, in our Industrial segment, which reduced net sales by $13.2 million.  Excluding the Industrial segment, sales volume increased $8.3 million. Average sales prices decreased due to strategic price and trade spending investments to reflect lower raw material costs, which reduced net sales by $16.3 million.

Cost of goods sold.  Cost of goods sold for Q2 2016 was $248.6 million, a decrease of $35.8 million, or 12.6%, compared to $284.4 million for Q2 2015. As a percent of net sales, cost of goods sold was 67.1% in Q2 2016 compared with 72.6% in Q2 2015, a reduction of 550 basis points. Cost of goods sold decreased by $5.1 million due to lower sales volume, $10.4 million due to productivity improvements and $25.7 million due to lower raw materials costs.  The decrease in cost of goods sold was partially offset by higher other input costs, such as labor inflation, utilities and other manufacturing costs, which increased cost of goods sold by $5.4 million.

Distribution expenses.  Distribution expenses for Q2 2016 were $21.2 million, a decrease of $1.9 million, or 8.2% compared to distribution expenses of $23.1 million for Q2 2015.  Distribution expenses decreased by $ 0.1 million due to lower sales volume, $1.4 million due to productivity and $0.4 million due to lower administrative cost.

Gross profit.  Gross profit for Q2 2016 increased by $17.1 million to $100.9 million, or 27.2% of net sales compared to $83.8 million, or 21.4% of net sales, for Q2 2015, reflecting an increase of 580 basis points.  Gross profit increased primarily due to productivity improvements, positive price realization net of raw material cost movements and contributions from volume, partially offset by other increases in costs of goods sold.  The following table outlines the factors that impacted our gross profit:

	Change in	Change in
	Gross profit	Gross profit
	(in millions)	(in basis points)
Productivity improvements	$11.7	310
Pricing, net of inflation	9.4	350
Volume	0.3	40
Other factors	(4.3)	(120)
	$17.1	580

Selling, general and administrative expenses.  Selling, general and administrative expenses for Q2 2016 were $55.0 million, or 14.8% of net sales, compared with $50.3 million, or 12.8% of net sales, for Q2 2015. The primary factors impacting selling, general and administrative expenses are summarized in the table below:

Q2 2016
vs
(in millions)	Q2 2015
Non-cash stock compensation expense	$2.4
Salaries and benefits	2.4
Marketing and R&D	3.0
Management, advisory and consulting fees	(3.6)
Other	0.5
Total	$4.7

Other expense, net.  Other expense, net for Q2 2016 and the 2016 YTD period consisted primarily of public filing expenses.

Interest expense.  Interest expense for Q2 2016 was $38.0 million, an increase of $11.8 million compared to $26.2 million for Q2 2015.  This increase was a result of the $15.3 million of charges related to the refinancing of our credit facilities including the write-off of $1.4 million related to deferred loan fees, $0.8 million related to original issue discount and $1.2 million prepayment penalties related to the prior term loans and $11.9 million related to 3rd party fees for the 2016 First Lien Term Loan, partially offset by the benefit of lower rates on the refinanced debt and lower average borrowings.

Income tax benefit/provision.  We recognized a tax benefit of $57.8 million in Q2 2016, which resulted in an effective federal tax rate of (906.6)%. The significant improvement over the effective federal tax rate of 19.7% for Q2 2015 was due to the utilization of deferred tax assets and the release of valuation allowances that was discussed above in this Management’s Discussion and Analysis.

Net income.  Net income for Q2 2016 was $64.1 million, an increase of $61.8 million compared to $2.3 million for Q2 2015.  This improvement in net income was a result of the factors discussed above, primarily the utilization of deferred tax assets and the release of the valuation allowance.

2016 YTD Period compared to 2015 YTD Period

Net Sales.  Net sales for the 2016 YTD period were $765.2 million, a decrease of $53.2 million, or 6.5%, compared to $818.4 million for the 2015 YTD period.  Net sales decreased by $27.8 million, or 3.4%, due to changes in sales volume and business mix, and $25.4 million, or 3.1% due to lower average sales prices.

Sales volume was lower due to the elimination of sales under lower margin contracts, in our Industrial segment, which reduced net sales by $32.5 million.  Excluding the Industrial segment, sales volume increased $4.7 million due to sales volume and business mix.

Average sales prices decreased due to strategic price and trade spending investments to reflect lower raw material costs, which reduced net sales by $25.4 million.

Cost of goods sold.  Cost of goods sold for the 2016 YTD period was $519.0 million, a decrease of $79.4 million, or 13.3%, compared to $598.4 million for the 2015 YTD period. As a percent of net sales, cost of goods sold was 67.8% in the 2016 YTD period compared with 73.1% in the 2015 YTD period, a reduction of 530 basis points. Cost of goods sold decreased by $24.2 million due to lower sales volume, $20.0 million due to productivity improvements and $44.5 million due to lower raw materials costs.  The decrease in cost of goods sold was partially offset by higher other input costs, such as labor inflation, utilities and other manufacturing costs, which increased cost of goods sold by $9.3 million.

Distribution expenses.  Distribution expenses for the 2016 YTD period were $45.0 million, a decrease of $3.1 million, or 6.4% compared to distribution expenses of $48.1 million for the 2015 YTD period.  Distribution expenses decreased by $1.0 million due to lower sales volume, $1.9 million due to productivity and $0.2 million due to lower administrative cost.

Gross profit.  Gross profit for the 2016 YTD period increased by $30.2 million to $201.2 million, or 26.3% of net sales compared to $171.0 million, or 20.9% of net sales, for the 2015 YTD period, reflecting an increase of 540 basis points.  Gross profit increased primarily due to productivity improvements and positive price realization net of raw material cost movements, partially offset by other increases in costs of goods sold.  The following table outlines the factors that impacted our gross profit:

	Change in	Change in
	Gross profit	Gross profit
	(in millions)	(in basis points)
Productivity improvements	$24.6	280
Pricing, net of inflation	15.5	300
Volume	(2.7)	50
Other factors	(7.2)	(90)
	$30.2	540

Selling, general and administrative expenses.  Selling, general and administrative expenses for the 2016 YTD period were $109.4 million, or 14.3% of net sales, compared with $96.4 million, or 11.8% of net sales for the 2015 YTD period. The primary factors impacting selling, general and administrative expenses are summarized in the table below:

2016 YTD Period
Vs
(in millions)	2015 YTD Period
Non-cash stock compensation expense	$4.6
Salaries and benefits	5.0
Marketing and R&D	5.5
Management, advisory and consulting fees	(4.1)
Other	2.0
Total	$13.0

Other expense, net.  Other expense, net for the 2016 YTD period consisted primarily of public filing expenses.  Other expense, net for the 2015 YTD period consisted primarily of acquisition integration and M&A expenses.

Interest expense.  Interest expense for the 2016 YTD period was $63.8 million, an increase of $11.1 million, compared to $52.7 million for the 2015 YTD period.  This increase was a result of the $15.3 million of charges related to the refinancing of our credit facilities including the write-off of $1.4 million related to deferred loan fees, $0.8 million related to original issue discount and $1.2 million prepayment penalties related to the prior term loans and $11.9 million related to 3rd party fees for the 2016 First Lien Term Loan, partially offset by the benefit of lower rates on the refinanced debt and lower average borrowings.

Income tax benefit/provision. We recognized a tax benefit of $56.3 million in the 2016 YTD period, which resulted in an effective federal tax rate of (231.1)%. The significant improvement over the effective federal tax rate of 19.3% for the 2015 YTD period was due to the utilization of deferred tax assets and the release of valuation allowances that was discussed above in this Management’s Discussion and Analysis.

Net income.  Net income for the 2016 YTD period was $80.7 million, an increase of $67.8 million, compared to $12.8 million for the 2015 YTD period.  This improvement in net income was a result of the factors discussed above, primarily the utilization of deferred tax assets and the release of valuation allowances.

Segment Results

We operate in four segments:  Foodservice, Retail, Convenience and Industrial. The following table provides sales and operating income data by segment:

(in millions)	Q2 2016	Q2 2015	2016 YTD Period	2015 YTD Period
Net sales
Foodservice	$191.4	$212.6	$407.5	$437.9
Retail	102.8	96.2	208.7	209.9
Convenience	58.2	51.3	111.2	99.7
Industrial	18.3	31.8	37.8	70.9
Total	370.7	391.9	765.2	818.4
Operating income (expenses)
Foodservice	39.2	30.7	76.6	59.9
Retail	9.9	8.1	19.0	18.5
Convenience	9.0	7.5	17.8	15.0
Industrial	0.1	(0.1)	0.6	1.1
Unallocated corporate expenses, net	(13.9)	(17.2)	(25.8)	(25.9)
Total	$44.3	$29.0	$88.2	$68.6

Foodservice.

	Increase (Decrease)
	Q2 2016 vs	2016 YTD Period vs
($ in millions)	Q2 2015	2015 YTD Period
Net sales change	$(21.2)	$(30.4)
Net sales % change	-10.0%	-6.9%
% change attributable to Sales volume	-5.7%	-4.5%
% change attributable to Average sales price	-4.3%	-2.4%
Operating income change	$8.5	$16.7
Operating margin basis points change	600	510

Sales volume. Sales volume for Q2 2016 and the 2016 YTD period decreased due to lower demand from distributors and national chains, partially offset by growth in schools across multiple product categories. The positive volume impact from acquisitions was not significant.

Average sales price.  Sales prices for Q2 2016 and the 2016 YTD period decreased due to strategic price and trade spend investments to reflect the lower raw material costs.

Operating income.  Operating income and operating margins improved in Q2 2016 and for the 2016 YTD period due to productivity improvements and positive price realization net of raw material and other input cost movements, partially offset by the decline in sales volume.

Retail.

	Increase (Decrease)
	Q2 2016 vs	2016 YTD Period vs
($ in millions)	Q2 2015	2015 YTD Period
Net sales change	$6.6	$(1.2)
Net sales % change	+6.9%	-0.6%
% change attributable to Sales volume	+10.9%	+4.0%
% change attributable to Average sales price	-4.0%	-4.5%
Operating income change	$1.8	$0.5
Operating margin basis points change	110	30

Sales volume.  Sales volume increased in Q2 2016 compared to Q2 2015 primarily as a result of new product placement and promotional events.  Sales volume increased for the 2016 YTD period compared to the 2015 YTD period due to new product placements and Q1 2015 acquisitions, partially offset by a temporary decline in sales of stuffed entrees following a product recall from fiscal 2015.

Average sales price.  Average sales price decreased due to strategic price investments to reflect lower raw material costs and, trade promotion allowances to support growth initiatives.

Operating income.  Operating income and operating margin for Q2 2016 and the 2016 YTD period improved primarily as a result of higher volume sales, productivity improvements, and positive price realization net of raw material movements.

Convenience.

	Increase (Decrease)
	Q2 2016 vs	2016 YTD Period vs
($ in millions)	Q2 2015	2015 YTD Period
Net sales change	$6.9	$11.5
Net sales % change	+13.4%	+11.5%
% change attributable to Sales volume	+19.2%	+15.9%
% change attributable to Average sales price	-5.8%	-4.4%
Operating income change	$1.5	$2.8
Operating margin basis points change	80	100

Sales volume.  Sales volume for Q2 2016 and the 2016 YTD period increased due to higher volume across our key product categories due to new product placements and existing customers opening new locations.  In addition Q1 2016 sales from fiscal 2015 acquisitions increased net sales for the 2016 YTD period.

Average sales price.  Average sales prices for Q2 2016 and the 2016 YTD period decreased due to strategic price and trade investments to reflect lower raw material costs.

Operating income.  Operating income and operating margin for Q2 2016 and the 2016 YTD period improved, primarily as a result of higher sales volume, productivity improvements, and positive price realization net of raw material movements.

Industrial.

	Increase (Decrease)
	Q2 2016 vs	2016 YTD Period vs
($ in millions)	Q2 2015	2015 YTD Period
Net sales change	$(13.5)	$(33.1)
Net sales % change	-42.4%	-46.7%
% change attributable to Sales volume	-41.6%	-46.0%
% change attributable to Average sales price	-0.8%	-0.7%
Operating income change	$0.2	$(0.5)
Operating margin basis points change	90	10

Sales volume.  Sales volume for Q2 2016 and the 2016 YTD period declined due to the elimination of sales under lower margin contracts.

Average sales price.  Average sales prices for Q2 2016 and the 2016 YTD period decreased due to index pricing adjustment to reflect lower raw material costs.

Operating income.  Operating income and operating margin for the 2016 YTD period was lower compared to the 2015 YTD period due to fluctuations in co-packing demand.

Non-GAAP Financial Measures and Items Affecting Comparability

The following table presents our Adjusted EBITDA for the periods indicated:

(in millions)	Q2 2016	Q2 2015	2016 YTD Period	2015 YTD Period
Adjusted EBITDA	$71.2	$61.2	$140.0	$122.9

Adjusted EBITDA is a non-GAAP financial measure.  See below for a reconciliation to the most comparable GAAP measure.

The following table shows the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(in millions)	Q2 2016	Q2 2015	2016 YTD Period	2015 YTD Period
Net income	$64.1	$2.3	$80.7	$12.8
Interest expense	38.0	26.2	63.8	52.7
Income tax (benefit) provision	(57.8)	0.5	(56.3)	3.1
Depreciation and amortization expense	16.0	16.3	31.8	30.5
EBITDA	60.3	45.3	120.0	99.1
Restructuring expenses (a)	0.1	1.1	0.1	2.0
Non-cash stock based compensation expense (b)	9.1	6.7	11.9	7.2
Sponsor fees and expenses (c)	0.8	4.2	5.0	9.4
Merger and acquisition expenses and public filing expenses (d)	1.4	3.7	3.3	4.4
Other	(0.5)	0.2	(0.3)	0.8
Adjusted EBITDA	$71.2	$61.2	$140.0	$122.9

(a) Represents costs associated with reorganization and restructuring activities, business acquisitions, integration of acquired businesses and the implementation of the APF Way. Restructuring expenses primarily relate to costs associated with the restructure of the management team and consolidation of business unit operations in fiscal 2014.

(b) Represents employee stock grants and other stock-based compensation, which we expense over the vesting period, based on the fair value of the award on the date of the grant or any subsequent modification date.

(c) Represents quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other existing stockholders.

(d) Merger and acquisition expenses relate to the acquisitions of Landshire and Better Bakery, and costs associated with other unconsummated transactions during fiscal 2015.

Adjusted Net Income and Adjusted Diluted Net Income per Share are a non-GAAP financial measures.  See below for a reconciliation to the most comparable GAAP measure.

The following table shows the reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure:

	Q2 2016	Q2 2015	2016 YTD Period	2015 YTD Period

Reported net income	$64.1	$2.3	$80.7	$12.8
Reversal of deferred tax asset valuation allowance (a)	(56.5)	—	(56.5)	—
Charges related to refinancing of credit facilities (b)	15.3	—	15.3	—
Restructuring expenses (c)	0.1	1.1	0.1	2.0
Sponsor fees and expenses (d)	0.8	4.2	5.0	9.4
Merger and acquisition expenses and public filing expenses (e)	1.4	3.7	3.3	4.4
Other	(0.5)	0.2	(0.3)	0.8
Adjusted net income	$24.7	$11.5	$47.7	$29.4
Adjusted diluted net income per share	$0.37	$0.17	$0.71	$0.44

(a) Reversal of a portion of existing valuation allowances on net operating loss and other deferred tax benefits

(b) Charges related to refinancing of the Company’s credit facilities in June 2016 including write-off of deferred loan fees and original issue discounts, payments of loan origination fees, and prepayment penalties

(c) Represents costs associated with reorganization and restructuring activities, business acquisitions, integration of acquired businesses and the implementation of the APF Way. Restructuring expenses primarily relate to costs associated with the restructure of the management team and consolidation of business unit operations in fiscal 2014.

(d) Represents quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other existing stockholders.

(e) Merger and acquisition expenses relate to the acquisitions of Landshire and Better Bakery, and costs associated with other unconsummated transactions during fiscal 2015.

Liquidity and Capital Resources

Overview

We have historically financed our liquidity requirements through internally generated funds, borrowings under our revolving credit facility and the issuance of other indebtedness.

As more fully discussed in Note 9 of the accompanying unaudited Condensed Consolidated Financial Statements, on June 2, 2016, we entered into a new first lien term loan in the aggregate amount of $1.30 billion, which matures on June 2, 2023 (the ‘‘2016 First Lien Term Loan’’). On the same date, we also entered into an amendment to our revolving credit facility (the “ABL Facility”), which extended its maturity date to June 2, 2021. We refer to the 2016 First Lien Term Loan together with the ABL Facility as our “credit facilities”. The proceeds from the 2016 First Lien Term Loan of $1.29 billion (net of original issue discount of $6.5 million), were used to repay our 2012 First Lien Term Loan, our 2012 Second Lien Term Loan, pay related accrued interest of $12.0 million, pay a prepayment penalty of $3.7 million and loan origination fees of $15.4 million.  We retained proceeds of $3.6 million for working capital and other purposes.

As discussed in Notes 9 and 21, of the accompanying unaudited Condensed Consolidated Financial Statements, on July 21, 2016, we voluntarily repaid $205.0 million of the 2016 First Lien Term Loan using proceeds from the sale of our common stock in an IPO. As permitted under the 2016 First Lien Term Loan agreement, we applied the repayment to the scheduled payments that would have fallen due between September 30, 2016 and June 2, 2023 and also, to a portion of the balloon payment due June 2, 2023. As a result, as of July 21, 2016, the only required future payment under the 2016 First Lien Term Loan is an amended balloon payment of $1.09 billion which is due June 2, 2023.

As of July 2, 2016, we had $1.30 billion in principal outstanding under our credit facilities and had an additional $122.4 million available for borrowing under our revolving facility. Cash on hand at July 2, 2016 was $68.0 million.

Our credit facilities contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur additional indebtedness or issue preferred stock, pay dividends, make distributions on our capital stock, repurchase our capital stock, make other restricted payments, make certain investments, create liens on our assets, enter into transactions with affiliates, transfer and sell assets, merge, consolidate, sell all or substantially all of our assets, create restrictions on dividends or other payments by our restricted subsidiaries.

In addition, the credit facilities require mandatory prepayment related to Excess Cash flow (as defined in the agreement governing our credit facilities).  In fiscal 2015, a mandatory prepayment related to Excess Cash Flow was determined under our 2012 First Lien Term Loan and this payment was made on April 6, 2016.  However, certain debt holders exercised their option to reject the prepayment and $2.8 million of the payment was returned to us.

For additional information on our indebtedness, including additional information on our interest rates, see the accompanying unaudited Condensed Consolidated Financial Statements.

We believe that we will generate cash flows from operating activities and have available borrowings under our ABL facility.  Our principal sources of funds are anticipated to be cash flow from operations and available borrowings under the ABL facility to provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, anticipated dividends and other anticipated needs for at least the next twelve months. We may also decide to access the debt and equity markets to fund large acquisitions or pursue large capital expenditure projects not currently contemplated or to reduce our cost of capital.

Beginning in the 3rd quarter of fiscal 2016, we intend to begin paying regular ongoing quarterly dividends of approximately $0.14 per share on our common stock, subject to the discretion of our board of directors and our compliance with applicable law, and dependent on our results of operations, financial condition, capital requirements, and restrictions in our debt agreements and other factors. For fiscal 2016, we expect to invest approximately $36.0 million in capital expenditures. Of the $36.0 million, approximately $18.0 million is expected to be spent on routine maintenance of our production facilities and information technology infrastructure, and the remainder is expected to be used for other discretionary investments to support growth, innovation and productivity of our operations.

Our cash flows are as follows:

(in millions)	2016 YTD Period	2015 YTD Period
Cash flows provided by (used in):
Operating activities	$57.6	$44.1
Investing activities	(17.1)	(90.1)
Financing activities	22.9	48.0

Operating Activities. Cash provided by operating activities increased by $13.5 million for the 2016 YTD period compared to the 2015 YTD period primarily due to an increase in net income, adjusted by certain non-cash expenses, including depreciation and amortization, stock compensation and amortization and write-off of deferred loan fees, as well as changes in working capital, offset by the payment of certain fees related to the refinancing of our term loan.  As we increased our focus on working capital management, we had lower working capital requirements due to faster collections of accounts receivable, extended payment terms with suppliers and reduced inventory costs as a result of lower raw material costs.

Investing Activities.  Cash used in investing activities for the 2016 YTD period decreased by $73.0 million compared to the 2015 YTD period.  For the 2016 YTD period, our capital expenditures for property, plant and equipment were $17.0 million compared to $17.6 million for the 2015 YTD period.  For the 2015 YTD period, cash used in investing activities also included cash used in acquisitions of $72.5 million.

Financing Activities. Cash provided by financing activities for the 2016 YTD period decreased by $25.1 million compared to the 2015 YTD period primarily due to a $54.9 million reduction in borrowings under our ABL facility and $6.6 million of repayments of long-term liabilities associated with deferred acquisition consolidation.  The decreases were partially offset by proceeds from issuance of the 2016 First Lien Term loan net of prepayment of the 2012 Term Loans and associated loan origination fees.

Off-Balance Sheet Arrangements

As of July 2, 2016, we did not have off-balance sheet obligations.

Contractual Obligations and Contingent Liabilities and Commitments

Except for the repayment of our Prior Term Loans and the issuance and subsequent partial payment of the 2016 First Lien Term Loan, which are discussed in Note 9 of the accompanying unaudited Condensed Consolidated Financial Statements, there have been no significant changes to the payment schedule and scheduled amounts of our contractual obligations, contingent liabilities and commitments since July 2, 2016.

Critical Accounting Policies and Estimates

Our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods.  If future results differ from such estimates and expectations, our results of operations and financial condition could be materially impacted. A detailed description of our accounting policies is included in Note 1 of our Fiscal 2015 Audited Financial Statements.  In addition, we have disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form S-1, those accounting policies and estimates that we consider to be significant in determining our results of operations and financial condition and there have been no material changes to those policies and estimates since that filing, other than as discussed below.

Income Taxes.   The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. We follow accounting guidance related to accounting for uncertainty in income taxes to record uncertainties and judgments in the application of complex tax regulations.  As discussed above and in Note 10 of the accompanying unaudited Condensed Consolidated Financial Statements, we released $56.5 million of the valuation allowance on a discrete basis during the second quarter of fiscal year 2016. The tax benefit associated with the remaining valuation allowance, along with a similar amount of tax expense connected to the reduction in the NOL deferred tax asset, would be released to income as profits are earned during the remainder of the year. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax laws and rates or by unexpected adverse events that could impact management’s conclusions regarding the ultimate realizability of deferred tax assets.

Stock-Based Compensation.    We account for restricted stock awards granted to employees and directors using a fair-value based method, under which we measure the cost of employee services received in exchange for an award of restricted stock based on the grant-date fair value of the award, and recognize the cost of the services over the vesting periods of the awards. We have determined that liability classification of these awards is appropriate until the point that the award has been vested for a sufficient period of time to allow the holder to fully bear the risks and rewards of ownership (generally six months). At this point, the award is reclassified from liabilities to equity. Under the liability method, we periodically further adjust liability and expense to recognize increases in the fair value of our restricted stock awards.

Prior to the IPO we were a private company with no active market for our common stock. The fair value of our restricted stock awards is estimated using a market-comparable approach based on an estimate of our enterprise value, subtracting our debt net of cash, and applying an applicable non-marketability discount considering restrictions on transferability and estimated time to a liquidity event. We calculated our enterprise value by applying market benchmark multiples to our Adjusted EBITDA for the trailing twelve months as of the end of the most recent quarter for which a determination is made. Annually, in addition to our market approach to calculating fair value discussed above, we perform an income approach in the form of a discounted cash flow model. The results of our valuation analyses under the market and income approaches are compared for reasonableness. The dates of our valuations have not always coincided with the dates of restricted share grants. In such instances, our estimates have been based on the most recent valuation of our restricted stock and our assessment of additional objective and subjective factors we believed were relevant as of the grant date.

We estimated the fair value of our restricted stock at various dates and considering the most recently available valuations of our common stock and our assessment of additional objective and subjective factors that we believed were relevant, including:

• our stage of development and execution of our business strategy;
• external market conditions affecting the food industry, and trends within the food industry;
• our financial position, including our debt obligations outstanding, and our historical and forecasted performance and operating results;
• the lack of an active public market for our common stock;
• the likelihood of achieving a liquidity event, such as an IPO or a sale of all or substantially all of our business, in light of prevailing market conditions;
• prices paid in redemption of our restricted stock;
• analysis of comparable valuations of similar companies in the food industry; and
• historical and projected enterprise values and trading multiples of guideline public companies.

There are significant judgments and estimates inherent in these valuations, such as assumptions regarding our future operating performance and the time to complete a liquidity event for restricted stockholders. If we had made different assumptions, our stock-based compensation expense, net income and net income per share could have been different.

During fiscal 2015, Q1 2016 and Q2 2016, we granted restricted shares with weighted average fair values per share as follows:

Grants Made During Quarter Ended	Number of Restricted Shares Granted	Weighted Average Fair Value of Common Stock per Share on Date of Grant
April 4, 2015	209,584	$1.52
July 4, 2015	76,436	1.52
October 3, 2015	197,256	5.58
January 2, 2016	295,878	5.58
April 2, 2016	130,682	10.24
July 2, 2016	93,696	11.25

As of July 2, 2016, the fair value of our restricted shares was determined to be $17.65 per share, resulting in a corresponding increase to carrying value of the liability and associated compensation expense. There were no grants awarded at that share price in fiscal 2015.

The estimated fair value of our restricted stock increased significantly during fiscal 2015 as a result of a significant improvement in our operating results, which increased the enterprise value of our business, as well as a significant reduction in our outstanding debt obligations.

The improvement in our operating results was principally the result of strategic pricing and operational productivity cost savings initiatives, which are expected to continue to benefit future results. In addition, two strategic acquisitions that we integrated into our business by mid-year made a significant incremental contribution to our operating results. The purchase prices of these acquisitions were funded from cash flows from operating activities, resulting in no increase in debt. Our operating cash flows were further enhanced by improved working capital management. As such, we were able to significantly reduce our outstanding debt primarily during the last two months of fiscal 2015.

The increase in fair value from $1.52 to $5.58 per share was primarily driven by an increase in Adjusted EBITDA for the trailing twelve months ended July 4, 2015 to $219.3 million. Partially offsetting the positive impact of improved profitability on the fair value determination was an increase in our debt, net of cash, to $1.39 billion.

The increase in fair value from $5.58 to $10.24 was primarily driven by an increase in our enterprise value as a result of a $40.9 million increase in Adjusted EBITDA for the trailing twelve months ended January 2, 2016 to $260.2 million compared to $219.3 million for the trailing twelve months ended July 4, 2015. Our operating performance improved primarily as a result of strategic pricing, implementation of the APF Way and operational productivity cost savings initiatives, which required several quarters to implement and achieve results. We also integrated two strategic acquisitions during fiscal 2015, which made a significant incremental contribution to our operating results for the second half of fiscal 2015 compared to the second half of fiscal 2014. Improvements in our operating performance generally have a significant impact on the fair value of our restricted stock awards due to our high level of indebtedness. Partially offsetting the impact of our improved operating performance on our enterprise value was a 3.0% reduction in the market benchmark multiple applied to our Adjusted EBITDA for the trailing twelve months ended January 2, 2016 compared to the market benchmark multiple applied to our Adjusted EBITDA for the trailing twelve months ended July 4, 2015. We reduced the market benchmark multiple due to reduced transaction activity observed in the market, as well as an anticipated slowdown in our growth. In addition to the increase in our enterprise value, the fair value of our restricted shares increased as a result of a $90.9 million reduction in debt, net of cash, to $1.29 billion as of January 2, 2016 compared to $1.38 billion as of July 4, 2015. We improved our working capital management during fiscal 2015, which increased our operating cash flows and allowed us to significantly reduce our outstanding debt primarily during the last two months of fiscal 2015. In determining the fair value of our restricted shares as of January 2, 2016, we also reduced the non-marketability discount applied to our enterprise value, after subtracting our debt, net of cash, by 5.0% compared to the non-marketability discount applied as of July 4, 2015, which had the effect of increasing the fair value of our restricted shares by 5.0%. We reduced the non-marketability discount based on conversations with our principal stockholders and their increasing consideration of strategic sale alternatives or other liquidity events, including an IPO.

The increase in fair value from $10.24 to $11.25 was driven by an additional increase in Adjusted EBITDA for the trailing twelve months ended April 2, 2016 to $267.3 million and a reduction in debt, net of cash, to $1.27 billion.

The increase in fair value from $11.25 to $17.65 was based on a formal valuation driven by an additional increase in Adjusted EBITDA for the trailing twelve months ended July 2, 2016 to $277.3 million, an increase in the market benchmark multiples applied to Adjusted EBITDA, a reduction in debt, net of cash, to $1.26 billion., and a 5% reduction in the non-marketability discount applied to the value determined considering the preceding factors, which had the effect of increasing the fair value of our restricted shares by 5.0% compared to April 2, 2016.  We increased the market benchmark multiples and reduced the non-marketability discount based on conversations with our principal stockholders, recent valuation developments for comparable companies, and the increasing likelihood of strategic sale alternatives or other liquidity event, including the IPO.   Under the liability method of accounting for restricted stock awards, this resulted in recognition of $8.6 million of additional compensation expense, included in selling, general and administrative expenses, and a corresponding increase in other liabilities.

Our accounting for restricted stock awards for our fiscal quarter ended July 2, 2016 is based on a formal valuation.  However, assuming that the valuation would be consistent with the IPO price of $21.00 share, we estimate that our stock-based compensation expense related to our vested liability-classified restricted stock awards would increase by approximately $3.7 million in comparison with the amount of stock-based compensation expense that was calculated based on the $17.65 per share value of our restricted shares determined as of July 2, 2016.  Under the liability method of accounting for restricted stock awards, this would result in recognition of a like amount of additional compensation expense, included in selling, general and administrative expenses, and a corresponding increase in other liabilities.

Our right to repurchase all or any portion of an employee’s vested restricted shares in the event that the employee’s employment is terminated for any reason lapsed upon completion of the IPO.  Because the IPO resulted in a sale of over 25% of our common stock, the liability for our restricted stock will be reclassified to additional paid-in capital as of the modification date and the unvested awards will be accounted for as equity classified awards. The liability for restricted stock included in other liabilities was $19.4 million as of July 2, 2016.

Recent Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements in the accompanying unaudited Condensed Consolidated Financial Statements, Note 2.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks as part of our on-going business operations, including market risks stemming from changes in interest rates and commodity prices. Such changes can cause fluctuations in our financial condition, results of operations and cash flows. To manage these risks, we sometimes purchase derivative instruments.

Interest Rate Risk. Borrowings under our credit facilities bear interest at floating rates based on LIBOR or the lender’s base rate, in each case plus an applicable borrowing margin. For floating-rate debt, interest rate changes generally do not affect the fair market value of our indebtedness but may impact our earnings and cash flows, assuming other factors are held constant. As of July 2, 2016, we had $1.30 billion of floating-rate debt represented by borrowings under our credit facilities and up to $122.4 million of floating-rate borrowings available under our revolving facility. Interest on our floating-rate debt is based on a fixed margin over a variable LIBOR benchmark, subject to a minimum of 1.00%.   As of July 2, 2016, our LIBOR benchmark was 0.65%. If the benchmark LIBOR interest rate were to increase by 1%, our annual interest payments under our credit facilities would increase by $8.1 million.

Foreign Exchange Rate Risk. Almost all of our sales are denominated and invoiced in U.S. dollars and, thus, our financial results are not subject to material foreign currency exchange risks.

Commodity Price Risk. Certain raw materials that we use in our food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The primary raw materials used in our food processing operations are beef, poultry, pork, bread, breadings, cheese, eggs, seasonings, soy proteins and packaging supplies. We attempt to manage this risk through forward purchase orders, non-cancelable contracts and by passing on such cost increases to customers. In addition, we periodically enter into swap agreements to mitigate our exposure to fluctuations in prices of natural gas and diesel fuel. There were no derivative contracts outstanding at July 2, 2016.

Item 4.   CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 2, 2016. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of July 2, 2016.

We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the Securities and Exchange Commission for newly public companies. We expect to issue management’s first assessment regarding internal control over financial reporting as of December 30, 2017 and to evaluate any changes in our internal controls over financial reporting in each quarterly and annual report thereafter.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

From time to time, we may be party to litigation that arises in the ordinary course of our business.  While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that any ultimate liability with respect to any pending litigation will not adversely affect our business, financial condition and operating results

Item 1A.    RISK FACTORS

For information regarding the risks we face, see the discussion under the “Risk Factors” section in our prospectus filed on July 18, 2016.  There have been no material changes to our risk factors since the filing of that prospectus.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During Q2 2016, we repurchased restricted common shares with weighted average fair values per share as follows:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may be Purchased under the Plans or Programs
April 12, 2016	59,916	$10.24	—	—

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None

Item 4.       MINE SAFETY DISCLOSURES

None

Item 5.       OTHER INFORMATION

None

Item 6.          EXHIBITS

A.	Exhibits

	10.1	Employment Agreement entered into and effective as of March 9,, 2016 by and between David Tipton and AdvancePierre Foods, Inc.

	10.2	Employment Agreements entered into on July 12, 2016 and effective August 1, 2016 by and between Linn S Harson and AdvancePierre Foods, Inc.

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Extension Labels Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCEPIERRE FOODS HOLDINGS, INC.
(Registrant)

DATE: August 12, 2016	By:	/s/ Michael B. Sims
	Name:	Michael B. Sims
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)