Form 10-Q
period 2016-10-01
AdvancePierre Foods Holdings, Inc.
filed 2016-11-09
CIK 1669792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, par value $0.01 per share  — 77,304,850 shares as of November 1, 2016

ADVANCEPIERRE FOODS HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except share and per share amounts)

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
	13 Weeks	13 Weeks	39 Weeks	39 Weeks

Net sales	$393,654	$407,170	$1,158,836	$1,225,557
Cost of goods sold	264,492	293,038	783,540	891,459
Distribution expenses	23,736	24,913	68,744	73,053
Restructuring expenses	—	1,502	—	2,360
Gross profit	105,426	87,717	306,552	258,685
Selling, general and administrative expenses	56,074	45,997	165,440	142,444
Restructuring expenses	—	265	120	1,420
Other expense (income), net	10,080	(114)	13,555	4,691
Operating income	39,272	41,569	127,437	110,130
Interest expense:
Third party interest	13,783	22,682	56,226	68,845
Related party interest, net	510	739	1,972	2,269
Refinancing charges	3,762	—	19,036	—
Amortization of debt issuance costs and original issue discount	615	2,509	5,226	7,536
Income before income tax provision	20,602	15,639	44,977	31,480
Income tax (benefit) provision	(1,843)	3,003	(58,166)	6,057
Net income	$22,445	$12,636	$103,143	$25,423
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	—	—	990
Other comprehensive income	—	—	—	990
Comprehensive income	$22,445	$12,636	$103,143	$26,413
Net income per common share
Weighted average common shares outstanding—basic	74,878,851	65,334,001	68,913,664	65,249,404
Net income per common share—basic	$0.29	$0.19	$1.47	$0.39
Weighted average common shares outstanding—diluted	74,878,851	66,847,945	68,913,664	66,722,811
Net income per common share—diluted	$0.29	$0.19	$1.47	$0.38

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except share and per share amounts)

	October 1,	January 2,
	2016	2016
Assets
Current Assets:
Cash and cash equivalents	$115,942	$4,505
Accounts receivable, net of allowances of $55 and $15 at October 1, 2016 and January 2, 2016, respectively	95,409	82,618
Inventories	178,171	183,536
Donated food value of USDA commodity inventory	32,525	31,590
Prepaid expenses and other current assets	11,122	11,201
Total current assets	433,169	313,450
Property, plant and equipment, net	238,638	237,922
Other Assets:
Goodwill	299,708	299,708
Other intangibles, net	218,860	242,110
Deferred tax asset	16,718	—
Other	3,444	2,969
Total other assets	538,730	544,787
Total assets	$1,210,537	$1,096,159
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$395	$24,721
Trade accounts payable	60,920	43,896
Accrued payroll and payroll taxes	23,315	24,235
Accrued interest	457	20,028
Accrued promotion and marketing	38,784	25,289
Accrued obligations under USDA commodity program	36,337	30,541
Other accrued liabilities	18,622	37,548
Total current liabilities	178,830	206,258
Long-term debt:
Long-term debt, net of current maturities	1,036,014	1,202,065
Related party debt	41,440	31,772
	1,077,454	1,233,837
Liabilities under tax receivable agreement — long-term (including related party amounts of $223,780)	254,155	—
Deferred tax liability	—	42,750
Other long-term liabilities	29,779	40,541
Total liabilities	1,540,218	1,523,386
Commitments and contingencies (see note 21)
Stockholders’ Deficit:
Common stock—$0.01 par value, 500,000,000 shares authorized, 77,287,899 and 66,057,768 issued and outstanding at October 1, 2016 and January 2, 2016, respectively	773	651
Additional paid-in capital	5,876	3,549
Stockholder notes receivable	(898)	(3,884)
Accumulated deficit	(335,432)	(427,543)
Total stockholders’ deficit	(329,681)	(427,227)
Total liabilities and stockholders’ deficit	$1,210,537	$1,096,159

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In thousands, except share amounts)

			Additional	Stockholder		Total
	Common Stock		Paid-In	Notes	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at January 2, 2016	66,057,768	$651	$3,549	$(3,884)	$(427,543)	$(427,227)
Net income		—	—	—	103,143	103,143
Proceeds from issuance of stock	11,090,000	111	216,340	—	—	216,451
Other stock issuances	3,232	—	82	—	—	82
Issuance of liability classified restricted stock	79,037	—	—	—	—	—
Redemption of stock	(294,508)	(3)	(2,000)	—	—	(2,003)
Reclassification of restricted stock from liabilities to equity	—	10	35,302	—	—	35,312
Dividends		—	—	—	(11,032)	(11,032)
Initial obligation under tax receivable agreement	—	—	(254,155)	—	—	(254,155)
Stock compensation activity	352,370	4	6,758	—	—	6,762
Stockholder notes:						—
Interest	—	—	—	(20)	—	(20)
Issuance	—	—	—	(232)	—	(232)
Retirement	—	—	—	3,238	—	3,238
Balance at October 1, 2016	77,287,899	$773	$5,876	$(898)	$(335,432)	$(329,681)

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Year to Date Ended
	October 1,	October 3,
	2016	2015
	39 Weeks	39 Weeks
Cash flows from operating activities
Net income	$103,143	$25,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization charges	47,951	46,373
Loss on disposal of property, plant and equipment	181	1,079
Deferred income tax (benefit) provision	(59,468)	5,050
Stock-based compensation expense	25,152	8,669
Loss on extinguishment of debt	5,527	—
Amortization of debt issuance costs and original issue discount	5,226	7,536
Prepayment premium on term loans	(2,518)	—
Write-off of original issue discount — prior term loans	(14,230)	—
Changes in operating assets and liabilities (excluding amounts from acquisitions):
Accounts receivable	(12,791)	327
Inventories	5,365	(11,362)
Prepaid expenses and other current assets	79	3,490
Accounts payable and accrued liabilities	14,183	1,942
Other	346	149
Net cash provided by operating activities	118,146	88,676
Cash flows used in investing activities
Purchases of property, plant and equipment	(26,477)	(29,595)
Net cash used in acquisitions	—	(72,483)
Proceeds from sale of property, plant and equipment	2	35
Net cash used in investing activities	(26,475)	(102,043)
Cash flows from financing activities
Borrowings on revolving line of credit	67,281	351,680
Repayments on revolving line of credit	(67,281)	(325,871)
Proceeds from issuance of term loans, net of original issue discount	1,293,500	—
Repayments on term loans and capital leases	(1,465,047)	(9,903)
Repayments on other long-term liabilities	(10,957)	—
Debt issuance costs	(3,699)	—
Proceeds from issuance of shares	216,451	—
Dividends paid	(11,040)	—
Redemption of stock	(1,940)	—
Retirement of stockholder notes receivable	2,730	—
Issuance of stockholder notes receivable	(232)	(695)
Net cash provided by financing activities	19,766	15,211
Net increase in cash and cash equivalents	111,437	1,844
Cash and cash equivalents, beginning of period	4,505	97
Cash and cash equivalents, end of period	$115,942	$1,941

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, net	$77,380	$70,907
Income taxes, net	1,686	2,130
Significant non-cash transactions:
Accounts payable for construction in progress	1,105	1,094
Liabilities under tax receivable agreement (including related party amount of $223,780)	254,155	—

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands except share and per share data)

(Unaudited)

1. BASIS OF PRESENTATION

Overview.  As used in these notes to the Condensed Consolidated Financial Statements, unless otherwise noted or the context otherwise requires, (1) references to the “Company,” “we,” “our,” or “us” are to AdvancePierre Foods Holdings, Inc. and its consolidated subsidiaries, and (2) references to “AdvancePierre” are to AdvancePierre Foods Holdings, Inc. exclusive of its subsidiaries.

We operate on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. References to “fiscal 2015” are to the 52-week period ended January 2, 2016 and ‘fiscal 2016” are to the 52-week period ended December 31, 2016. The fiscal quarter ended October 1, 2016 (or “3rd Quarter 2016”) and the fiscal quarter ended October 3, 2015 (or “3rd Quarter 2015”) each consists of 13 weeks. The fiscal year to date period ended October 1, 2016 and the fiscal year to date period ended October 3, 2015 each consists of 39 weeks.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for each of the three years ended January 2, 2016 and notes thereto included in our Prospectus that was filed with the Securities and Exchange Commission (“SEC”) on July18, 2016 (the “Fiscal 2015 Audited Financial Statements”). The Condensed Consolidated Balance Sheet as of January 2, 2016 was derived from the Fiscal 2015 Audited Financial Statements but does not include all of the disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements included herein contain all required adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of the results for the entire year.

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

On July 20, 2016, we completed an initial public offering (“IPO”) of 21,390,000 shares of our common stock at a price of $21.00 per share.  We sold 11,090,000 shares of common stock and the selling stockholders sold 10,300,000 shares of common stock. In addition to the 18,600,000 shares of common stock initially offered, the underwriters exercised their option to purchase an additional 2,790,000 shares from the selling stockholders at the offering price of $21.00 less underwriting discounts and commissions.  We did not receive any of the proceeds from the sale of the shares by the selling stockholders. The net proceeds to us from our sale of shares of common stock in the IPO, after deducting underwriting discounts and commissions, offering expenses payable by us and the aggregate success fee of $9,000 contractually payable to Oaktree Capital Management, L.P. (“Oaktree”) upon consummation of the IPO were approximately $207,451. The success fee is included in “Other expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income. As more fully discussed in Note 10, on July 21, 2016, we repaid $205,000 of our 2016 First Lien Term Loan (as defined below) using these proceeds.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.  The accompanying Condensed Consolidated Financial Statements include the accounts of AdvancePierre Foods Holdings, Inc. and its subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include estimates of fair values for inventory, goodwill, other intangible assets, other long-lived assets and liabilities under the tax receivable agreement, in addition to accounting estimates of sales discounts and promotional allowances, sales-in-transit, self-insurance reserves, fair value of restricted shares and useful lives assigned to intangible assets, property, plant and equipment. Actual results could differ from those estimates.

New Accounting Pronouncements.

Pronouncements adopted by the Company.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance changed the presentation of debt issuance costs in financial statements. Under the ASU, an entity is now required to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. Amortization of the debt issuance costs continues to be reported as interest expense. The updated guidance was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period.  We adopted the guidance in the first quarter of 2016.  The impact resulted in reductions of long-term assets and long-term debt of $9,915 and $11,557 as of October 1, 2016 and January 2, 2016, respectively.

Pronouncements under consideration by the Company.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the tax consequences of intercompany asset transfers other than inventory when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and will require a modified retrospective adoption. We are in the process of evaluating this guidance.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The new guidance was issued to reduce diversity in practice with respect to the presentation and classification of certain cash receipts and payments in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The update addresses eight specific cash flow issues, including presentation of certain debt issuance costs, proceeds from settlement of insurance claims and contingent consideration entered into in connection with acquisitions. The amendments are effective for us in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require retrospective adoption for all periods presented. An entity that elects early adoption must adopt all of the amendments in the same period. We are in the process of evaluating this guidance.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”  The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The updated guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for all entities in any interim or annual period.  An entity that elects early adoption must adopt all of the amendments in the same period.  We are in the process of evaluating this guidance.

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

3. TAX RECEIVABLE AGREEMENT

In connection with the IPO, we entered into an income tax receivable agreement (“TRA”) with our pre-IPO stockholders that requires us to pay them 85% of any realized tax savings in United States federal, state, local and foreign income tax that we actually realize (or are deemed to realize) as a result of the utilization of tax attributes that originated during the pre-IPO period. Such tax savings or tax attributes relate to pre-IPO net operating losses (“NOLs”), alternative minimum tax credit carryforwards (including alternative minimum tax credits that arise after the IPO as a result of limitations on the use of NOLs under the alternative minimum tax) and tax basis (including depreciation and amortization deductions). On the TRA’s effective date of July 20, 2016, we recorded an initial obligation of $254,155 and, since this represents a transaction with the shareholders at that time, we simultaneously recorded a reduction of additional paid in capital.

We will review this liability annually after the filing of our tax returns and record any increases or decreases that result from new or changed circumstances to earnings. However, if new information is known during interim periods that would materially affect the recorded amount, we will adjust the liability during any such interim period.

The liability at July 20, 2016 was determined by comparing our expected tax liability if the pre-IPO tax attributes are utilized with the expected tax liability if those pre-IPO tax attributes are not utilized.

The estimate of this liability was based on the tax attributes available after our 2015 tax return and tax attributes generated between January 2, 2016 and July 19, 2016 along with projections of pretax income. Certain assumptions were made regarding the projected use of the tax attributes, including NOLs. The use of different assumptions and/or estimates may have a material effect on the estimated liability. The liability, timing and/or payments of amounts due under the TRA will vary depending on a number of factors, including the amount and timing of pre-tax income that we generate and the applicable tax rates.

Payments under the TRA, along with interest, are due annually, after we file our federal tax return. Interest on the amounts due under the TRA will accrue from April 15 of each year until the payment is made and will be based on LIBOR plus 200 basis points. Based on  the date we expect to file our tax returns, we expect to make each annual payment in the fourth quarter of each year.  Payments under the TRA will continue until all pre-IPO tax attributes are utilized or expired unless we exercise our right to terminate the TRA earlier or if termination is triggered as would occur if there were to be a change of control, as defined in the TRA. In the case of a voluntary early termination election by us or a change of control, we would be required to make a lump sum payment equal to the present value of expected future payments, which would be based on certain assumptions.  In certain other cases, such as the sale of any of our subsidiaries in a transaction that is not a change of control, we would be required to make a lump sum payment equal to the present value of future payments under the TRA attributable to that subsidiary. Any changes to the liability due to early termination or acceleration would be recorded in additional paid in capital.

4. ACQUISITIONS

On January 30, 2015, we acquired the wholesale business and production assets of Landshire, Inc. (“Landshire”), a manufacturer and marketer of sandwich products, and on April 24, 2015, we acquired the business and production assets of Better Bakery, LLC (“Better Bakery”), a producer of high quality, premium stuffed sandwiches and other licensed products. These acquisitions bring a new set of premium products to our portfolio that complement and increase our existing product offerings, and also provide us with additional capacity for increased sandwich and bakery production.  The seller of Landshire entered into an agreement with us for an ongoing supply of product whereby the seller can earn additional acquisition consideration upon meeting certain volume thresholds.

The consideration for the acquisition of Better Bakery was satisfied with cash. The consideration for the acquisition of Landshire was satisfied with cash and earn out payments to be paid over a period of three years based on volume performance.  We expect to make all additional consideration payments included in the acquisition agreement and therefore, have valued the liability as the net present value of the payment stream. The purchase price for each acquisition consisted of the following:

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

The assumed liability for Better Bakery of $7,228 relates primarily to an onerous broker contract, the amount of which was determined by reference to prevailing market brokerage rates applicable to our business along with projected future sales under the contract.  The goodwill arising from the acquisitions is deductible for tax purposes and consists largely of the synergies and economies of scale expected from combining and integrating the acquired businesses into our business, as well as the assembled workforce. Other expense, net for 3rd Quarter 2015 and the fiscal year to date period ended October 3, 2015 include $173 and $593, respectively, of acquisition-related legal and professional fees for Landshire. For Better Bakery, such amounts were $144 and $393, respectively.

Presented below are pro forma information for the year to date period ended October 3, 2015 as if the acquisitions had occurred prior to January 4, 2015:

Net sales	$1,233,016
Net income	$27,425
Earnings per share — basic	$0.42
Earnings per share — diluted	$0.41

Consolidated net sales and net income for the year to date period ended October 3, 2015 for Better Bakery (acquired April 24, 2015) and Landshire (acquired January 30, 2015) were as follows:

Better Bakery:
Net sales	$5,321
Net income	$(238)
Landshire:
Net sales	$30,196
Net income	$5,249

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	October 1,	January 2,
	2016	2016
Trade accounts receivable	$91,196	$72,161
Other receivables	5,377	11,577
Reserves for discounts and allowances	(1,164)	(1,120)
	$95,409	$82,618

Other receivables at October 1, 2016 and January 2, 2016 includes $4,436 and $9,398, respectively, for a product contamination insurance policy claim related to the recall of stuffed chicken breast products that occurred in fiscal 2015.  Such amounts were recognized based on a loss contingency model and primarily relate to a claim for net sales reductions due to product returns, marketing expenses to support post-recall sales, professional fees and travel.  The amount recorded represents the amount expected to be collected under the policy. The full amount of the insurance claim is $17,943, of which $1,000 is subject to self-insurance retention. Also included in the amount claimed is $4,512 for business interruption, which was determined to be a gain contingency and hence was not recorded.  The table below summarizes the activity in the recall receivables, which is included in other receivables in the table above:

Balance at January 2, 2016	$9,398
Claim additions	1,642
Payments received	(6,604)
Balance at October 1, 2016	$4,436

Of the $1,642 recorded as claim additions, $417, $30, $1,001 and $194 were recorded to cost of goods sold, distribution expenses, selling, general and administrative expenses and other expense, net, respectively.

6. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.  Cost for inventory is comprised of the purchase price of raw materials plus conversion costs.  Inventories by major classification are as follows:

	October 1,	January 2,
	2016	2016
Finished goods	$134,927	$136,762
Raw materials	46,063	48,894
Work in process	2,688	2,330
Reserves for excess and obsolete inventory	(5,507)	(4,450)
	$178,171	$183,536

7. PROPERTY, PLANT AND EQUIPMENT

Major components of property, plant and equipment along with their respective estimated useful lives are as follows:

	Useful Life	October 1,	January 2,
	(years)	2016	2016
Land	n/a	$5,396	$5,396
Land improvements	5	4,651	4,594
Buildings	20 – 30	151,885	146,930
Machinery and equipment	5 – 15	207,944	195,561
Software	3 – 5	19,832	18,229
Furniture and fixtures	3 – 10	2,724	2,421
Vehicles	2 – 5	1,278	1,302
Construction in progress	n/a	13,513	7,749
		407,223	382,182
Less: accumulated depreciation and amortization		168,585	144,260
		$238,638	$237,922

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Net book value of internally developed software costs included in software above was $4,989 and $5,777 as of October 1, 2016 and January 2, 2016, respectively.  Depreciation of capitalized internal-use computer software costs included in depreciation expense was $842 and $839 for 3rd  Quarter 2016 and 3rd  Quarter 2015, respectively, and, for the year to date period ended October 1, 2016 and October 3, 2015, was $2,382 and $2,381, respectively.

Depreciation expense was $8,423 and $8,014 for 3rd Quarter 2016 and 3rd Quarter 2015, respectively, and, for the year to date period ended October 1, 2016 and October 3, 2015, was $24,701 and 23,096, respectively.

8. GOODWILL

The carrying amounts of goodwill by segment are as follows:

	Foodservice	Retail	Convenience	Industrial	Total

Balance at October 1, 2016 and January 2, 2016	$188,408	$57,698	$53,602	$—	$299,708

There were no accumulated goodwill impairment losses as of October 1, 2016.

9. DERIVATIVE FINANCIAL INSTRUMENTS

We periodically enter into swap agreements to mitigate our exposure to fluctuations in the price of natural gas and diesel fuel, and, designate these derivatives as cash flow hedges. Such derivatives are recognized in our Condensed Consolidated Balance Sheets at fair value.

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

There were no diesel fuel or natural gas hedge agreements in place at October 1, 2016 or January 2, 2016 and accordingly, at these dates, there were no amounts in AOCI related to such items.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

In connection with hedge agreements related to diesel fuel and natural gas that we entered into during fiscal 2014 and that remained in effect at October 3, 2015, we recorded the following amounts in the prior period:

	Fiscal Quarter	Fiscal Year to Date
	Ended October 3, 2015
Gain recognized in Other Comprehensive Income:
Diesel fuel swap	$—	$780
Natural gas swap	—	210
	$—	$990

Loss reclassified from AOCI to Income
Diesel fuel swap	$(717)	$(1,913)
Natural gas swap	(53)	(298)
	$(770)	$(2,211)

Within the Condensed Consolidated Statements of Operations and Comprehensive Income, the amounts related to the diesel fuel swap are included in distribution expenses, whereas the amounts that relate to the natural gas swap are included in cost of goods sold.

10. FINANCING ARRANGEMENTS

On June 2, 2016, we entered into a new first lien term loan in the aggregate amount of $1,300,000, which matures on June 2, 2023 (the “2016 First Lien Term Loan”). On the same date, we also entered into an amendment to our asset-based revolving credit facility (the “ABL Facility”), which extended its maturity date to June 2, 2021. We refer to the 2016 First Lien Term Loan together with the ABL Facility as our credit facilities. The net proceeds from the 2016 First Lien Term Loan of $1,293,500 (which is net of original issue discount of $6,500), were used to repay the amounts outstanding under the 2012 issuance of a $925,000 first lien term loan (the “2012 First Lien Term Loan”) and the 2012 issuance of a $375,000 second lien term loan (the “2012 Second Lien Term Loan”) (collectively, the “ Prior Term Loans”), pay related accrued interest of $11,990, pay a prepayment penalty of $3,735 and pay debt issuance costs of $15,449.  Proceeds of $3,619 were retained for working capital and other purposes.

Further, using proceeds from the sale of our common stock in the IPO, we voluntarily repaid $205,000 of the 2016 First Lien Term Loan on July 21, 2016. The agreement governing the 2016 First Lien Term Loan had stipulated mandatory quarterly principal repayments of $3,250 between September 30, 2016 and June 2, 2023 (the maturity date) and a single payment of $1,212,250 on the maturity date. However, we applied the repayment to the scheduled payments that would have fallen due between September 30, 2016 and June 2, 2023, and also to a portion of the single payment due June 2, 2023. As a result, as of October 1, 2016, the only required future payment under the 2016 First Lien Term Loan was a single payment of $1,095,000 which is due June 2, 2023. In connection with the payment of $205,000, we wrote off $1,900 and $1,466 in deferred financing fees and original issue discount, respectively, during 3rd quarter 2016. Such amounts are included in refinancing charges in our Condensed Consolidated Statements of Operations and Comprehensive Income.

Debt consisted of the following:

	October 1,	January 2,
	2016	2016
2016 First Lien Term Loan, with floating interest rates, maturing June 2, 2023, net of original issue discount of $7,359	$1,045,526	$—
2016 First Lien Term Loan, held by related party, net of original issue discount of $294	41,821	—
2012 First Lien Term Loan, net of original issue discount of $2,399	—	894,851
2012 Second Lien Term Loan, net of original issue discount of $2,438	—	340,562
2012 Second Lien Term Loan, held by related party, net of original issue discount of $228	—	31,772
Revolving line of credit, maximum borrowings of $175,000 with floating interest rates, maturing June 2, 2021	—	—
Debt issuance costs	(9,915)	(11,071)
Capitalized lease obligations maturing through fiscal 2018	417	861
Insurance premium financing	—	1,583
Total debt	$1,077,849	$1,258,558
Less: current maturities	$(395)	$(24,721)
	$1,077,454	$1,233,837

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

The original issue discount, in aggregate, for the Prior Term Loans was $1,300,000 ($925,000 and $375,000 for the 2012 First Lien Term Loan and the 2012 Second Lien Term Loan, respectively).  The financing of the 2016 First Lien Term Loan and the repayment of the Prior Term Loans were accounted for pursuant to ASC 470-50, Debt - Modification and Extinguishments (ASC 470-50).  Accordingly, we recognized $825 and $1,336 in interest expense related to the write off of the original issue discount and a portion of the unamortized deferred financing fees, respectively, that were associated with the Prior Term Loans. Fees paid of $15,449 were assessed under ASC 470-50, to be expensed or capitalized and amortized over the lives of the new loans. Of the new fees incurred, $11,896 were expensed and $3,553 were capitalized. Fees expensed are recognized in refinancing charges in our Condensed Consolidated Statements of Operations and Comprehensive Income. Fees capitalized of $2,896 related to the 2016 First Lien Term Loan are recognized in “Long-term debt, net of current maturities” and $657 related to the ABL Facility are recognized in “Other assets” in our Condensed Consolidated Balance Sheets.  After considering the impact of the amortization of original issue discount and deferred financing fees, the effective interest rate for the 2016 First Lien Term Loan was approximately 5.03% at the issue date.

The 2016 First Lien Term Loan is collateralized by a first-priority security interest in substantially all of our assets, except for accounts receivable, inventory and cash and cash equivalents, that serve as first-priority collateral for the ABL Facility, on which the 2016 First Lien Term Loan maintains a second-priority interest.

Interest on borrowings under the 2016 First Lien Term Loan varies based on either LIBOR or a bank base rate, plus a margin. In the case of the LIBOR option, interest varies based on either LIBOR or a bank base rate, plus a margin as set forth in the following table:

Total Net	LIBOR	Bank Base
Leverage Ratio	Loans	Rate Loans
Less than or equal to 4.00:1.00	3.50%	2.50%
Greater than 4.00:1.00	3.75%	2.75%

Interest based on the bank base rate is subject to the prime rate plus a margin. At October 1, 2016, the interest rate for the 2016 First Lien Term Loan was 4.50%.

The agreement governing the 2016 First Lien Term Loan includes certain non-financial covenants, which include limitations on our ability to incur additional indebtedness, issue preferred stock, pay dividends, make distributions on our capital stock, repurchase our capital stock, make certain investments, create liens on our assets, enter into transactions with affiliates, transfer and sell assets, merge, consolidate or sell all or substantially all of our assets.  Such covenants also create restrictions on dividends and certain payments by our restricted subsidiaries. At October 1, 2016, we were in compliance with all such covenants. Financial maintenance covenants are also included in the agreement, but these only apply under certain conditions. The 2016 First Lien Term Loan also requires mandatory annual prepayment of Excess Cash Flow (as defined in the Credit Agreement governing the 2016 First Lien Term Loan).

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

The maximum borrowing limit on the ABL Facility is $175,000 and such maximum borrowing  limit is further subject to a borrowing base limitation that is derived from applying defined calculations to inventory and accounts receivable balances.  The agreement governing the ABL Facility continues to include certain non-financial covenants as well as certain financial maintenance covenants that only go into effect under certain conditions. Availability under the ABL Facility was as follows:

	October 1,	January 2,
	2016	2016
Borrowing base limitation	$135,446	$130,941
Less: outstanding letters of credit	5,282	5,498
Less: revolving facility balance	—	—
Net availability	$130,164	$125,443

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

11. INCOME TAXES

A summary of our income tax (benefit) provision and related effective tax rates follows:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Income tax (benefit) provision:
Current	$615	$499	$1,302	$1,007
Deferred	(2,458)	2,504	(59,468)	$5,050
Total	$(1,843)	$3,003	$(58,166)	$6,057
Effective tax rate	(8.9)%	19.2%	(129.3)%	19.2%

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment.  At each reporting date, we consider new evidence, both negative and positive that impacts the assessment of the realization of deferred tax assets. We historically maintained a full valuation allowance against our deferred tax assets because the existing negative evidence outweighed the positive evidence such that it was not more likely than not that the deferred tax assets were realizable.  Principal among the negative evidence has been the sustained history of cumulative tax losses, in part related to fluctuations in commodity costs and our high degree of financial leverage.  While we reported pre-tax income in fiscal 2015, because the Company reported significant pre-tax losses in previous historical periods, we continued to maintain a full valuation allowance through the first quarter of fiscal 2016.

In the second and third quarters of fiscal 2016, we continued the trend of realizing pre-tax income that began in the first quarter of fiscal 2015 and our cumulative income in the recent past became positive.  In addition, our forecasts for the remainder of fiscal 2016 and for fiscal year 2017 indicated continued pre-tax income.  Additionally, we were able to refinance our debt during the second quarter on more favorable terms.  The Company also considered forecasts of future taxable income and evaluated the utilization of tax attributes prior to their expiration.  After considering these factors, we determined that the positive evidence outweighed the negative evidence and concluded, in the second quarter of 2016, that it was more likely than not that our deferred tax assets were realizable. As a result, we made the determination to release the full valuation allowance in fiscal 2016. Accordingly, we released $56,496 of the valuation allowance on a discrete basis during the second quarter of fiscal 2016, and during 3rd Quarter 2016, released an additional $1,678. The tax benefit associated with the remaining valuation allowance, along with a similar amount of tax expense connected to the reduction in the NOL deferred tax asset, will be released to income as profits are earned during the remainder of the year.

Presented in the table below is the activity in the valuation allowance:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Balance at Beginning of Period	$35,906	$120,232	$109,690	$126,392
Valuation allowance released	(13,922)	(6,060)	(87,706)	(12,220)
Balance at End of Period	$21,984	$114,172	$21,984	$114,172

Our effective tax rates for 3rd Quarter 2016, 3rd Quarter 2015 and for the year to date periods ended October 1, 2016 and October 3, 2015 are different from the expected federal rate of 35% in part due to the utilization of deferred tax assets and the release of valuation allowances.

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

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  As of October 1, 2016, our federal and state tax returns for fiscal 2011 through fiscal 2015 remain open under the relevant statutes.

We believe that substantially all tax positions taken and expected to be taken and reflected in the accompanying Condensed Consolidated Financial Statements are more likely than not to be sustained, based upon their technical merits, upon examination.  As a result, no material amounts were recorded to reverse the impact of tax benefits as of October 1, 2016 and October 3, 2015.

12. STOCKHOLDERS’ EQUITY

Concurrent with the restricted stock awards discussed in Note 16, employees and other recipients made elections under section 83(b) of the Internal Revenue Code (the “83(b) elections”), which triggered instant recognition of compensation for federal income tax purposes.  To assist the recipients with the tax liability arising from the 83(b) elections, we provided loans to these employees, evidenced by promissory notes (the “Stockholder Notes”), for amounts that approximate each recipient’s tax liability under the 83(b) elections.  The Stockholder Notes are secured by the shares issued to the respective recipients under our 2009 Omnibus Equity Incentive Plan which, effective August 18, 2016, was renamed the AdvancePierre Foods Holdings, Inc. 2009 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”) or any other equity incentive plan.  In addition, the Stockholder Notes have recourse in the event of default by the recipient.  Interest is charged on the outstanding balances at the mid-term applicable federal rate in effect at the issue date.  As of October 1, 2016 and January 2, 2016, the interest rates on the Stockholder Notes ranged between 0.95% and 2.04%.  Balances outstanding at October 1, 2016 and January 2, 2016 (which represent principal and related accrued interest) were $898 and $3,884, respectively, and are presented in the Condensed Consolidated Balance Sheets as deductions from stockholders’ equity.  Interest on such Stockholder Notes, which are included in related party interest in our Condensed Consolidated Statements of Operations and Comprehensive Income, were nominal for the periods presented. During fiscal 2016, prior to the IPO, all Stockholder Notes due from our executive officers were repaid and/or retired.

13. LEASED PROPERTIES

Our leased properties are fully discussed in the Fiscal 2015 Audited Financial Statements included in our prospectus that was filed on July 18, 2016 and there have been no significant changes since the release of those statements.

14. OTHER LONG-TERM LIABILITIES

As discussed in Note 4, we acquired Landshire and Better Bakery during fiscal 2015. A component of the purchase price for Landshire related to contingent consideration for earn out payments based on achieving minimum annual volume targets. At October 1, 2016 and January 2, 2016, respectively, the fair value of the liability for the earn out payments was $9,824 and $19,628 respectively, of which $6,588 and $9,956, respectively, were included in other accrued liabilities; the remainder of these amounts were included in other long-term liabilities.

As part of the acquisition of Better Bakery, we assumed an onerous broker contract. At October 1, 2016 and January 2, 2016, the liability for this contract was $5,836 and $6,821, respectively. Of the balance at October 1, 2016, $2,748 is included in other accrued liabilities and $3,088 is included in other long-term liabilities.  At January 2, 2016, the entire amount was included in other long-term liabilities.  During the year to date period ended October 1, 2016, payments made with respect to the earn out agreement and the onerous broker contract were $10,000 and $1,154, respectively.

15. RESTRUCTURING EXPENSES

Over the past three years, we have initiated a number of restructuring programs to integrate acquired businesses, improve the efficiency of our manufacturing and distribution network, and consolidate and reorganize our management and support teams.

In connection with the acquisition of Landshire in the first quarter of 2015 and Better Bakery in the second quarter of  2015, we incurred $859 and $1,707 of integration costs in 3rd Quarter 2015 and the year to date period ended October 3, 2015, respectively.  Of the 3rd Quarter amount, $606 was included in gross profit and $253 was included in operating income. For the year to date period ended October 3, 2015, $875 was included in gross profit and $832 was included in operating income.  These amounts represented costs for travel and meals, professional fees, facility closing costs and related severance.  Also, during 3rd Quarter 2015 and the year to date period ended October 3, 2015, we incurred $887 and $1,191, respectively, in expenses (included in gross profit) to reconfigure production lines at our Portland, Maine manufacturing facility.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

In addition, during fiscal 2013, we began various initiatives intended to improve our commercial effectiveness and reduce our operating costs. These initiatives included:

•	The consolidation of our business unit leadership and shared services teams in our Cincinnati, Ohio area facilities and the closure of an administrative office in Edmond, Oklahoma;

•	The reorganization of our senior leadership team; and

•	The implementation of staffing reductions and facility closures in our manufacturing, logistics and commercial operations.

During year to date period ended October 1, 2016, we incurred $108 in expenses associated with the closure of the office in Edmond, Oklahoma.

All the above initiatives were substantially complete as of October 1, 2016 and we expect any remaining payments to be complete in fiscal 2016. Restructuring charges included in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income are summarized below:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Gross profit
2013 initiatives	$—	$9	$—	$294
2015 initiatives	—	1,493	—	2,066
	$—	$1,502	$—	$2,360
Operating income
2013 initiatives	$—	$11	$143	$587
2015 initiatives	—	254	(23)	833
	—	265	120	1,420
Total	$—	$1,767	$120	$3,780

Charges related to these initiatives primarily represent costs for severance, relocation, recruiting, and professional services. There were no restructuring expenses that were directly attributable to any of our reportable segments.

Included below is the activity for liabilities related to restructuring charges, which are reflected in accrued liabilities (current portion) and other long-term liabilities (noncurrent portion):

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Balance at Beginning of Period	$171	$256	$496	$567
Accruals	—	1,767	120	3,780
Payments, net	(106)	(1,895)	(551)	(4,219)
Balance at End of Period	$65	$128	$65	$128

16. STOCK-BASED COMPENSATION

Effective January 15, 2009, our board of directors adopted the Equity Incentive Plan for the purpose of providing additional incentive to selected employees, directors and consultants whose contributions are essential to the growth and success of our business. The Equity Incentive Plan provides for the grant of options, share appreciation rights, restricted stock, restricted stock units, deferred shares, performance shares, unrestricted shares, other share-based awards or any combination of the foregoing awards. Awards under the Equity Incentive Plan, as amended July 20, 2016 and August 18, 2016, are limited to 16,562,730 shares of our common stock, subject to adjustment as provided in the Equity Incentive Plan document. The Equity Incentive Plan provides for board of directors’ discretion in determining vesting periods, contractual lives and option exercise prices for each award issuance under the Equity Incentive Plan.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Restricted Stock

Prior to July 20, 2016, the only awards issued under the Equity Incentive Plan were restricted stock, and, pursuant to the First Amended and Restated Stockholders’ Agreement by and among the Company and its stockholders and the individual award agreements, transfers of such awards were restricted. In addition, prior to July 20, 2016, such restricted stock provided us with the right, but not the obligation to repurchase all or any portion of the vested equity interests in the event that the awardee’s employment was terminated for any reason. The purchase price that we paid for the restricted stock was based on a valuation made in good faith by our board of directors.  Since we had previously exercised this right in every instance of employment termination, the awardees did not bear the risks and rewards of ownership. Therefore, we determined that liability classification of these awards was appropriate until the point that the shares had been vested for six months, a sufficient period of time to allow the holder to fully bear the risks and rewards of ownership. If the employee remained with the Company after the six month period, the award was reclassified from liabilities to equity.

Under liability classification, we were required to recognize a liability based on the stock award’s fair value at each reporting date with reference to its vesting schedule.  The liability recognized at July 2, 2016 and January 2, 2016 were based on fair values of $17.65 and $10.24, respectively.

Following the IPO, more than 25% of our common stock was available for trading on The New York Stock Exchange on July 20, 2016, thereby resulting in a termination of the call right on that date. Hence, 24 awardees began to bear the risks and rewards of ownership. As a result, the liability award was converted to an equity award as of July 20, 2016, since the call right feature was the only condition that prevented it from being classified as an equity award. As of that date, the fair value of the award was determined to be $23.53, based on the opening price of our common stock, and an additional compensation expense of $6,477 was recognized for the period that spanned the beginning of the third fiscal quarter to July 20, 2016. This additional compensation expense is included in stock-based compensation expense. On the same date, the award was transferred from liabilities to equity. While the award was a liability award, pursuant to ASC 718, we were required to re-measure the fair value of the award at each reporting date and record additional compensation with reference to the vesting schedule. Fair values were, at those times, estimated at the grant dates using estimates of enterprise value, adjusted by liquidity discounts.

Further, during 3rd Quarter 2016, the dividend provision of the restricted stock award agreement was modified to provide for the payment of dividends even on unvested restricted stock.

The table below reflects the restricted stock activity for the year to date period as well as other information related to awards of restricted stock that were granted under the Equity Incentive Plan. Restricted stock granted under the Equity Incentive Plan vests over a three- or four-year period on a graded-vesting basis with equal proportions of the shares vesting at the annual anniversary date of the grant in each of the three or four years in the vesting period.

		Weighted
		Average
		Grant Date
		Fair value
	Shares	per Share
Unvested Restricted Shares:
Balance at beginning of fiscal year	1,625,477	$2.46
Granted	224,378	$10.66
Vested	(431,407)	$4.58
Forfeited	(98,543)	$1.01
Balance at end of period	1,319,905	$3.26
Vested Restricted Shares:
Balance at beginning of fiscal year	2,913,207	$1.72
Vested	431,407	4.58
Repurchased	(259,249)	$1.51
Balance at end of period	3,085,365	$2.27

Compensation expense, included in selling, general and administrative expenses, associated with outstanding restricted stock awards, including credits for stock forfeitures, was $12,736 and $24,589 for 3rd Quarter 2016 and the year to date period ended October 1, 2016, respectively, and, was $1,452 and $8,669 for 3rd Quarter 2015 and the year to date period ended October 3, 2015, respectively. As of October 1, 2016, total unrecognized compensation cost was approximately $9,940 related to unvested restricted stock awards granted under the Equity Incentive Plan. This cost is expected to be recognized over the weighted average period of 0.76 years.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

During the year to date period ended July 20, 2016, we repurchased terminated employees’ vested stock with cash of $1,577; no such purchases were made during the year to date period ended October 3, 2015, and no such purchases were made between July 20, 2016 and October 1, 2016.  Shares repurchased were retired upon repurchase.  Since all the restricted stock awards were reclassified from liabilities to equity as of July 20, 2016, liability to holders of grants as of October 1, 2016 was nil. As of January 2, 2016, our liability to holders of those grants was $17,393.  Such liability was classified as current (part of other accrued liabilities) in the Condensed Consolidated Balance Sheet at January 2, 2016 since, at the time, the employees could have resigned at will or through termination which would have resulted in our call of the stock.

Restricted Stock Units and Stock Options

On August 26, 2016, the Company awarded certain of its employees and nonemployee directors an aggregate of 240,843 restricted stock units (“RSUs”) and nonqualified stock options (“stock options”) with the right to acquire an aggregate 648,301 shares of its common stock at an exercise price of $25.69. These awards vest on a graded-vesting basis over a thirty-five-month period, whereby, one-third vests on July 27, 2017, one third vests on July 27, 2018 and one-third vests on July 27, 2019. The awards are subject to service conditions only. Each RSU may be exchanged on the vesting date for one share of the Company’s common stock and can only be settled in shares. Awardees of the RSUs are also entitled to nonforfeitable dividend-equivalent payments on unvested RSUs. The contractual term of the stock option award is 10 years.

Compensation expense for the RSUs and the stock options will be recognized over the vesting period on a graded-vesting basis based on a grant-date fair value of $25.69 for the RSUs and $4.74 for the stock option awards. The grant date fair value of the RSUs was based on the closing price of our common stock on the date of grant. The grant-date fair value of the stock option awards was determined using the Black-Scholes model utilizing the following inputs:

Stock price on date of grant	$25.69
Exercise price	$25.69
Expected term	6 years
Risk-free interest rate	1.36%
Expected dividend yield	2.2%
Expected volatility	23.8%

The expected term of 6 years was determined using the simplified method specified in SEC Staff Accounting Bulletin Topic 14 because we have no exercise history on which to base estimates of future exercise behavior. The expected volatility of 23.8% was calculated by taking the average historical volatility of a group of peer companies over the six years ended on the grant date of August 26, 2016. Expected volatility based on peer group volatility was used instead of volatility based on our historical stock price because we have insufficient trading history on which to base historical volatility. The risk-free interest rate was based on the implied yield on U.S. treasury zero-coupon issues with a remaining term equal to the expected term (6 years) as of the grant date. The dividend yield was based on expected dividend-equivalent payments of $0.14 per share per quarter.

Between the award date and October 1, 2016, none of the RSUs or stock options vested, none were exercised and none expired.

Additional information relating to the RSUs awards is as follows:

		Weighted
		Average
		Grant Date
		Fair value
	Shares	per Share
Total Restricted Stock Units
Balance at beginning of fiscal year	—	—
Granted	240,843	$25.69
Forfeited	(1,414)	$25.69
Balance at end of period	239,429	$25.69
Vested Restricted Stock Units	—	—
Unvested shares at end of period	239,429	$25.69
Expected to vest	225,348	$25.69

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

As of October 1, 2016, unrecognized compensation expense related to the RSUs was $5,756, is expected to be recognized over the weighted average period of 1.8 years and does not reflect our estimate of potential forfeitures. During the quarter and year-to-date period ended October 1, 2016, compensation expense recognized with respect to the RSUs totaled $376.

Additional information relating to our stock option award during and at the end of the period are as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
	Shares	Price	Term	(in thousands)
Balance at beginning of fiscal year	—	—
Granted	648,301	$25.69
Forfeited	(4,242)	$25.69
Balance outstanding at end of period	644,059	$25.69	9.9 years	$1,204
Options expected to vest	610,175	$25.69	9.9 years	$1,134

(1)         Represents the total pre-tax intrinsic value, based on the closing price of our common stock on the New York Stock Exchange on October 1, 2016 and is the amount the option holders would have received had all option holders exercised their options on October 1, 2016.

As of October 1, 2016, unrecognized compensation expense related to the stock option awards was $2,857, is expected to be recognized over the weighted average period of 1.8 years and does not reflect our estimate of potential forfeitures. During the quarter and year-to-date period ended October 1, 2016, compensation expense recognized with respect to the stock options totaled $187.

At October 1, 2016, 5,628,690 shares remained available for grant under the Equity Incentive Plan.

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Our non-derivative financial instruments consist primarily of cash and cash equivalents (including commercial paper and money market instruments with original maturities of three months or less), trade receivables, trade payables and long-term debt.  The estimated fair values of the financial instruments have been determined using available market information and appropriate valuation techniques.  Considerable judgment is required, however, to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

At October 1, 2016 and January 2, 2016, except for the 2016 First Lien Term Loan and the Prior Term Loans, the book values of non-derivative financial instruments recorded in the accompanying Condensed Consolidated Balance Sheets are considered to approximate fair values due to those instruments being subject to variable interest rates, having short terms to maturity and/or being outstanding for short periods of time.

The carrying value of our 2016 First Lien Term Loan at October 1, 2016 was $1,087,347.  The carrying value of the 2012 First Lien Term Loan and the 2012 Second Lien Term Loan at January 2, 2016 was $894,851 and $375,000, respectively.

As discussed in Note 4, we recorded a liability of $19,293 when we acquired Landshire, which represented the fair value of contingent consideration related to volume earn out.  Other than the accretion of the liability due to the passage of time, there has been no change in the underlying assumptions used to calculate the fair value of the earn out since the acquisition date.

The following table summarizes the fair values of our Term Loans and the contingent consideration:

	October 1, 2016		January 2, 2016
	Level 2	Level 3	Level 2	Level 3
Term Loans:
2016 First Lien Term Loan	$1,101,844	$—	$—	$—
2012 First Lien Term Loan	—	—	895,007	—
2012 Second Lien Term Loan	—	—	367,500	—
Contingent consideration	—	9,824	—	19,628

The activity related to the contingent consideration shown in the table above was as follows:

Total
Balance at January 2, 2016	$19,628
Accruals	196
Payments, net	(10,000)
Balance at October 1, 2016	$9,824

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

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

18. TRANSACTIONS WITH RELATED PARTIES

Prior to July 20, 2016, Oaktree provided certain management, advisory and consulting services to us pursuant to a Management Services Agreement that became effective on September 30, 2010. Oaktree is the management company for OCM.  Maine Street Holdings, Inc. (“Maine”) also provided certain management, advisory and consulting services to us pursuant to a Management Services Agreement that became effective on September 30, 2010, but the agreement with Maine was terminated on September 30, 2015.  Maine is controlled by our minority owners.  In consideration for the services provided, we were required to pay a quarterly management fee of $750, in advance, to both Oaktree and Maine.  We were also required to reimburse Oaktree and Maine for certain out-of-pocket expenses incurred with respect to the performance of services.  With respect to the agreement with Oaktree, we recorded expenses of $172 and $5,214 for 3rd Quarter 2016 and the year to date period ended October 1, 2016, respectively, for fees and out-of-pocket expenses. Similar expenses of $888 and $8,824 were recorded for Oaktree in 3rd Quarter 2015 and the year to date period ended October 3, 2015, respectively. Such expenses recorded for Maine in 3rd Quarter 2015 and the year to date period ended October 3, 2015 were $750 and $2,250, respectively. We include such expenses in selling, general and administrative expenses. We also paid Oaktree an aggregate success fee of $9,000 on July 20, 2016 pursuant to the Management Services Agreement which required payment in an amount equal to three times the annual management fee in the event of consummation of an IPO of our equity securities or equity interests or a sale of all or substantially all of our assets.  The Management Services Agreement with Oaktree was terminated effective July 20, 2016 in connection with our IPO.

As discussed in Note 3, on July 20, 2016, we entered into a TRA with our pre-IPO stockholders, including affiliates of Oaktree. Amounts due to Oaktree, our management team and our board members under the TRA are disclosed as related party amounts in the accompanying Condensed Consolidated Balance Sheets.

At October 1, 2016, Oaktree and its affiliates held $41,821 of the carrying value of the 2016 First Lien Term Loan. At January 2, 2016, Oaktree and its affiliates held $31,772 of the carrying value of the 2012 Second Lien Term Loan.  Interest accrued and not paid to Oaktree and its affiliates was $10 and $692 as of October 1, 2016 and January 2, 2016, respectively, and is included in accrued interest in the accompanying Condensed Consolidated Balance Sheets.  Interest expense recorded with respect to such debt was $510 and $1,971 for 3rd Quarter 2016 and the year to date period ended October 1, 2016, respectively. For 3rd Quarter 2015 and the year to date period ended October 3, 2015, such interest expense was $739 and $2,269, respectively.

Written procedures adopted by the Company and its Audit Committee currently restrict and govern related party transactions.  Pursuant to those procedures, related party transactions require review by our general counsel and certain related party transactions require pre-approval by our Audit Committee before such transactions can be binding.

19. EARNINGS PER COMMON SHARE

For 3rd Quarter 2016 and the year to date period ended October 1, 2016, we computed earnings per share using the two-class method, in which there was an allocation of our earnings between holders of our common stock and holders of our participating securities. We effected this method in 3rd Quarter of 2016 since during the third quarter of 2016, holders of our restricted stock and RSUs were granted nonforfeitable rights to dividends and dividend-equivalents, respectively, and hence became participating holders of our common stock for purposes of computing basic earnings per share (see Note 16). Basic earnings per share for both the 2016 and 2015 periods were calculated based on the weighted average number of outstanding shares of common stock for the period.  Diluted earnings per share was calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued shares of common stock related to stock options, restricted stock and RSUs, as applicable, to the extent that they were considered dilutive. The table below details the computation of our basic and diluted EPS:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Numerator:
Net income	$22,445	$12,636	$103,143	$25,423
Less: Distributed earnings allocated to nonvested awards	(251)	—	(251)	—
Less: Undistributed earnings allocated to nonvested awards	(211)	—	(1,704)	—
Numerator for basic and diluted earnings per share	$21,983	$12,636	$101,188	$25,423
Denominator:
Average shares outstanding — Basic	74,878,851	65,334,001	68,913,664	65,249,404
Potential effect of nonvested restricted stock awards	—	1,513,944	—	1,473,407
Average shares outstanding — Diluted	74,878,851	66,847,945	68,913,664	66,722,811
Net income per common share—Basic	$0.29	$0.19	$1.47	$0.39
Net income per common share—Diluted	$0.29	$0.19	$1.47	$0.38
Dividend per share	$0.14	$—	$0.14	$—
Antidilutive awards excluded from the computation of diluted EPS:
Stock options	646,180	—	646,180	—
Restricted stock	939,627	—	957,717	—
RSUs	4,702	—	4,702	—

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

20. SEGMENT INFORMATION

We operate in four reportable segments: Foodservice, Retail, Convenience and Industrial.

The Foodservice segment supplies the diverse US “food-away-from-home” industry.  Our foodservice customers include leading national and regional distributors with whom we have long-standing and collaborative relationships.  We supply 95 of the largest 100 school districts in the U.S., working closely with schools to develop nutritious meal options with good quality and value. Our diverse portfolio of products includes ready-to-eat sandwiches, such as breakfast sandwiches and PB&J sandwiches, sandwich components, such as Philly steaks and fully-cooked hamburger-patties, and other entrées and snacks, such as country-fried steak, stuffed entrées and chicken tenders.

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

The following summarizes our net sales and operating income by reportable segment:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net sales
Foodservice	$222,591	$233,454	$630,082	$671,376
Retail	94,559	87,645	303,239	297,551
Convenience	56,465	50,649	167,637	150,300
Industrial	20,039	35,422	57,878	106,330
Total	$393,654	$407,170	$1,158,836	$1,225,557
Operating income (expenses)
Foodservice	$44,957	$38,095	$121,579	$97,988
Retail	10,296	3,058	29,267	21,570
Convenience	9,514	6,720	27,319	21,683
Industrial	970	(181)	1,585	888
Unallocated corporate expenses, net	(26,465)	(6,123)	(52,313)	(31,999)
Total	$39,272	$41,569	$127,437	$110,130

We manage assets on a total company basis, not by operating segment.  Our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment.  Total assets were approximately $1.2 billion and $1.1 billion at October 1, 2016 and January 2, 2016, respectively.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except share and per share data)

(Unaudited)

Net sales by product category were as follows:

	Fiscal Quarter Ended		Fiscal Year to Date Ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
Net sales
Sandwiches	$112,583	$113,953	$353,478	$345,494
Sandwich components	147,875	162,100	419,815	472,170
Other entrees and snacks	133,196	131,117	385,543	407,893
Total	$393,654	$407,170	$1,158,836	$1,225,557

21. COMMITMENTS AND CONTINGENCIES

As part of our ongoing operations in the food processing industry, we are subject to various claims and contingencies arising in the normal course of business, including, but not limited to, governmental investigations and proceedings, product liability as well as matters related to employees, safety, health, antitrust laws, taxes, commercial activities and the environment. In particular, we are subject to extensive federal, state, and local regulations, and our food processing facilities and food products are subject to frequent inspection, audits and inquiries by the USDA, the FDA, and various local health and agricultural agencies. We are also subject to federal, state, and local agencies responsible for the enforcement of environmental, labor, and other laws and regulations. In addition, we are involved in various legal actions arising in the normal course of business.

Any litigation-related matters are subject to uncertainties and the outcomes are generally not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Certain litigation matters could be decided unfavorably against us and could have a material adverse effect on our results of operations and financial condition.

Claims, including product and general liability, workers’ compensation, auto liability and employment related matters have deductibles and self-insured retentions in the United States ranging from zero to $2.0 million per occurrence or per claim, depending on type of coverage and policy period.  For international claims, deductibles and self-insured retentions are lower.  We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental.  We estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims using third-party actuarial data, which is based on historical information as well as certain assumptions about future events. We classify estimated reserves in accrued liabilities and other long-term liabilities in our Condensed Consolidated Balance Sheets.

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

22. SUBSEQUENT EVENTS

On October 7, 2016, we acquired all of the issued and outstanding common stock of Allied Specialty Foods, Inc. (“Allied”) for a purchase price of $60 million, subject to post-closing adjustment estimated to be approximately $4 million. The purchase price was entirely funded from cash on hand at the time of the acquisition. As of the date of this report, the purchase price allocation was not complete.

Allied is a manufacturer of raw and cooked beef and chicken Philly steak products. The acquisition of Allied brings us additional sandwich component production capacity and expands our market-leading position in the Philly steak platform by providing entry into fully-cooked product offerings and, expands our geographic reach. The acquisition is expected to provide certain cost synergies. Allied’s customer base is predominantly in the foodservice industry, which it serves from a 20,000 square foot manufacturing facility in Vineland, New Jersey, with two cook lines, three raw slicing lines and one breakaway steak line. In June 2016, Allied began building a new 70,000 square foot facility with seven raw slicing/breakaway lines and four cook lines, which is expected to be completed during the first quarter of 2017. Allied’s revenue and net income for the year-to-date period ended October 1, 2016 were approximately $44,498 and $3,305, respectively.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the audited consolidated financial statements appearing in our prospectus filed with the Securities and Exchange Commission on July 18, 2016 (the “IPO prospectus”) and the accompanying condensed consolidated financial statements. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section in the IPO prospectus. Actual results could differ materially from those set forth in any forward-looking statements.

We operate on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. The fiscal quarter ended October 1, 2016 (or “Q3 2016”) and the fiscal quarter ended October 3, 2015 (or “Q3 2015”) each consists of 13 weeks. The fiscal year to date period ended October 1, 2016 (or the “2016 YTD period”) and the fiscal year to date period ended October 3, 2015 (or the “2015 YTD period”) each consists of 39 weeks.  References to “fiscal 2015” are to the fiscal year ended January 2, 2016 and to “fiscal 2016” are to the fiscal year ending December 31, 2016.

Overview

AdvancePierre Foods Holdings, Inc. (“we,” “us,” or “our”) is a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. We manage and report our operations in four segments with Foodservice, Retail and Convenience representing our core segments. Our fourth segment, Industrial, consists of sales to other food producers under short-term co-manufacturing arrangements.  Foodservice is our largest segment and represented 55.0% of our net sales in fiscal 2015.  We have dedicated marketing and sales teams for each of our channels to serve the specific needs of our customers.

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

In January 2015, we acquired the wholesale business and production assets of Landshire, an Illinois-based producer and marketer of a wide variety of sandwiches, including patties, subs, wedges, breakfast offerings and specialty items. In April 2015, we acquired the business and production assets of Better Bakery, a producer and marketer of high quality, premium stuffed sandwiches and other licensed products. These acquisitions added a complementary new set of premium products to our portfolio and provided us with additional sandwich assembly and bakery capacity. In October 2016, we acquired the entire voting interests of Allied Specialty Foods, Inc, a manufacturer of raw and cooked beef and chicken Philly steak products.  The acquisition of Allied brings us additional sandwich component production capacity and expands our market-leading position in the Philly steak platform by providing entry into fully-cooked product offerings and expands our geographic reach.

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

Key Factors Affecting Our Results of Operations

Key factors that have influenced our results of operations and may do so in the future include:

• Industry Trends.  The drivers underpinning growth in our end markets include increases in gross domestic product, employment levels and personal consumption expenditures. Growth in our industries is also driven by changes in the number of restaurants and convenience stores, a continued shift toward value-added, convenient and easy-to-prepare foods and the frequency in dining out. We are well-positioned to benefit from these underlying growth trends, as well as emerging consumer preferences, given our product portfolio and segment orientation.

• Business Mix.  Our growth and profitability characteristics vary by product category and market segment. Therefore, changes in our mix may impact our profitability and growth profile as business mix is a component of our sales volume. For example, to the extent that our mix shifts towards higher value-added products, such as breakfast sandwiches, our financial performance will be positively impacted. Further, our fourth segment, Industrial, opportunistically sells to other food producers under short-term co-manufacturing agreements based on our available capacity in order to optimize capacity utilization. Due to the lower margin nature of this business, we have strategically reduced our percentage of net sales generated by this segment to 5.0% in the 2016 YTD period.

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

•Price List Arrangements.  Our price list arrangements generally allow us to proactively update prices to reflect anticipated raw material prices, competitive dynamics and marketing strategies, subject to contractual limits on frequency and minimum notice requirements.

•Index Pricing Arrangements.  Under these arrangements, we pass-through actual increases or decreases in raw material or conversion costs to our customers.

•Fixed Pricing Arrangements.  These arrangements guarantee customers a fixed price for products for a contractually-set period of time, usually 12 months. Our fixed prices for the agreed upon contractual term are based on forward looking raw materials indices and reflect expected raw material costs over the term of the contract.

•  Raw Material Costs.  Raw material costs typically comprise approximately three-fourths of our cost of goods sold, with beef, poultry and pork accounting for approximately half of our cost of goods sold. Other raw materials, such as bread and breadings, cheese, eggs, seasonings, soy proteins and packing comprise the remainder. Raw material costs fluctuate due to changing market conditions and changing consumer preferences. Our results of operations will continue to depend on our ability to manage raw material cost movements through forward purchase orders, strategic sourcing, non-cancelable contracts and by passing on such cost increases to customers.

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

•  Seasonality.  Our quarterly operating results are affected by seasonal fluctuations in our net sales and operating income. Because schools comprise a significant portion (approximately 20%) of our foodservice customer base, sales of our products tend to be lower during the summer months and rise significantly during the autumn ‘‘back to school’’ period. In addition, seasonal fluctuations in the demand for beef and other proteins tend to cause seasonal variations in raw material costs, which tend to rise in the winter and spring and decline during the summer months. The seasonality factors can cause our operating results and use of cash for working capital requirements to fluctuate during the fiscal year, with our working capital balances typically rising in the first three quarters of the year.

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

Distribution expenses.    We primarily use third-party logistics providers to transport our products (1) among our production facilities, (2) from our production facilities to our distribution centers and (3) from our distribution centers and our production facilities to our customers. Our freight and distribution costs are influenced by diesel fuel costs as well as capacity within the industry. We periodically enter into hedging contracts to manage fluctuations in diesel fuel costs, the effect of which is reflected in distribution expenses. Distribution expense also includes warehousing costs related to our leased facility in Enid, Oklahoma and the third-party logistics providers we utilize (which are mainly in Cincinnati, Ohio and Rockmart, Georgia).

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

•          Stock-based compensation expense related to stock awards granted to employees and directors. For a discussion of stock-based compensation expense, see “Critical Accounting Policies and Estimates—Stock-Based Compensation”;

•   Management, advisory and consulting fees and expense reimbursements paid, prior to the IPO, to Oaktree, and, prior to September 30, 2015, to Maine Street Holdings, Inc., a management company controlled by our minority stockholders. Upon consummation of the IPO, we paid Oaktree an aggregate success fee of $9.0 million on July 20, 2016 pursuant to the management services agreement, which was terminated on July 20, 2016; and

• Professional fees to service providers including accounting and legal. As a recently-registered public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, which will be reflected as selling, general and administrative expenses.

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

In the second quarter of 2016 and Q3 2016, we continued the trend, that began in the first quarter of fiscal 2015, of realizing pre-tax income and our taxable cumulative income in the recent past became positive.  In addition, our forecasts for the remainder of fiscal 2016 and for fiscal year 2017 indicate continued pre-tax income. Further, we were able to refinance our debt during the second quarter of fiscal 2016 on more favorable terms, which will result in significant annual savings.  After considering these factors, along with reviews of forecasts of future taxable income and expected utilization of tax attributes prior to their expiration, we determined that the positive evidence outweighed the negative evidence in the second quarter of fiscal 2016  and concluded, in the second quarter of fiscal 2016, that it was more likely than not that our deferred tax assets were realizable.  As a result, we made the determination to release the full valuation allowance in fiscal 2016. Accordingly, we released $56.5 million of the valuation allowance on a discrete basis during the second quarter of fiscal 2016  and, during Q3 2016, we released an additional $1.7 million. The tax benefit associated with the remaining valuation allowance, along with a similar amount of tax expense connected to the reduction in the NOL deferred tax asset, will be released to income as profits are earned during the remainder of fiscal 2016.

Our effective tax rates for Q3 2016, Q3 2015 and for fiscal 2016 and fiscal 2015 are different from the expected federal rate of 35% in part due to the utilization of deferred tax assets and the release of the valuation allowances.

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

Adjusted EBITDA is a non-GAAP financial measure. The reconciliations of “Non-GAAP Financial Measures” to the most comparable GAAP measures are shown below.

Adjusted Net Income. Adjusted Net Income represents net income before the release of the deferred tax asset valuation allowance, debt refinancing charges, restructuring expenses, sponsor fees and expenses, merger and acquisition expenses, public filing expenses, and other items (including amortization of acquired inventory fair value step up).  We present Adjusted Net Income as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. We also believe Adjusted Net Income is a useful tool because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, our definition of Adjusted Net Income may not be the same as similarly titled measures used by other companies.

Adjusted Net Income is a non-GAAP financial measure. The reconciliations of “Non-GAAP Financial Measures” to the most comparable GAAP measures are shown below.

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

Consolidated Results of Operations

During Q3 2016 and the 2016 YTD period, we achieved strong results from operations due to unit volume growth and business mix in our core segments, positive net price realization, and productivity improvements.  These results were partially offset by higher corporate expenses related to the completion of the IPO.  Sales decreased for Q3 2016 and the 2016 YTD period primarily due to the elimination of non-core Industrial volume and strategic pricing reductions to reflect lower raw material costs, partially offset by unit volume growth and business mix in our core segments.  We continued to execute our continuous improvement strategy by delivering volume growth in key channels and product categories, driving productivity improvements across the organization and developing talent for the future.

Raw material costs decreased approximately 8.6% in Q3 2016 over the same period in fiscal 2015.  Plentiful, low cost, chicken and pork and weak demand for beef suppressed costs in Q3 2016. We expect protein costs to continue to be low due to ample supply and low feed costs.

Our consolidated results of operations were as follows:

($ in millions)	Q3 2016		Q3 2015		2016 YTD Period		2015 YTD Period
Net sales	$393.7	100.0%	$407.2	100.0%	$1,158.8	100.0%	$1,225.6	100.0%
Cost of goods sold	264.5	67.2%	293.0	72.0%	783.5	67.6%	891.5	72.7%
Distribution expenses	23.7	6.0%	24.9	6.1%	68.7	5.9%	73.1	6.0%
Restructuring expenses	—	0.0%	1.5	0.4%	—	0.0%	2.4	0.2%
Gross profit	105.4	26.8%	87.7	21.5%	306.6	26.5%	258.7	21.1%
Selling, general and administrative expenses	56.1	14.2%	46.0	11.3%	165.4	14.3%	142.4	11.6%
Restructuring expenses	—	0.0%	0.3	0.1%	0.1	0.0%	1.4	0.1%
Other expense, net	10.1	2.6%	(0.1)	0.0%	13.6	1.2%	4.7	0.4%
Operating income	39.3	10.0%	41.6	10.2%	127.4	11.0%	110.1	9.0%
Interest expense	18.7	4.7%	25.9	6.4%	82.5	7.1%	78.7	6.4%
Income before income tax provision	20.6	5.3%	15.6	3.8%	45.0	3.9%	31.5	2.6%
Income tax (benefit) provision	(1.8)	-0.5%	3.0	0.7%	(58.2)	-5.0%	6.1	0.5%
Net income	$22.4	5.7%	$12.6	3.1%	$103.1	8.9%	$25.4	2.1%

We generated $118.1 million of cash flows from operations for the 2016 YTD period.  At October 1, 2016, we had approximately $246.1 million of liquidity, which includes availability under our revolving credit facility and cash and cash equivalents.  We started the fiscal year with liquidity of $129.9 million.  The increase was primarily driven by net cash flows.  As more fully discussed in the Liquidity and Capital Resources section below, during the second quarter of fiscal 2016, we refinanced the Prior Term Loans, effected an extension to the maturity date of the ABL Facility and, in Q3 2016, we voluntarily repaid $205 million of the 2016 First Lien Term Loan.

Q3 2016 compared to Q3 2015

Net Sales.  Net sales for Q3 2016 were $393.7 million, a decrease of $13.5 million, or 3.3%, compared to $407.2 million for Q3 2015.  Net sales decreased by $4.7 million, or 1.1%, due to changes in sales volume and business mix and $8.8 million, or 2.2%, due to lower average sales prices.

Sales volume was lower due to the elimination of sales under lower margin contracts in our Industrial segment which reduced net sales by $14.0 million.  Excluding the impact of Industrial segment volume, changes in volume and business mix in our three core segments increased net sales by $9.3 million, with sales volume growth increasing net sales for our three core segments by 0.7%, and changes in business mix increasing net sales for our three core segments by 1.8%.

Cost of goods sold.  Cost of goods sold for Q3 2016 was $264.5 million, a decrease of $28.5 million, or 9.7%, compared to $293.0 million for Q3 2015. As a percent of net sales, cost of goods sold was 67.2% in Q3 2016 compared with 72.0% in Q3 2015, a reduction of 480 basis points. Cost of goods sold decreased by $5.7 million due to lower sales volume, $3.8 million due to productivity improvements and $20.1 million due to lower raw materials costs.  The decrease in cost of goods sold was partially offset by higher other input costs, such as labor inflation, utilities and other manufacturing costs, which increased cost of goods sold by $1.1 million.

Distribution expenses.  Distribution expenses for Q3 2016 were $23.7 million, a decrease of $1.2 million, or 4.8%, compared to distribution expenses of $24.9 million for Q3 2015.  Distribution expenses decreased by $ 0.8 million due to lower sales volume and by a similar amount due to productivity changes. The decrease in distribution expenses was partially offset by higher administrative costs of $0.4 million.

Gross profit.  Gross profit for Q3 2016 increased by $17.7 million to $105.4 million, or 26.8% of net sales compared to $87.7 million, or 21.5% of net sales, for Q3 2015, reflecting an increase of 530 basis points.  Gross profit increased primarily due to productivity improvements, positive price realization net of raw material cost movements and contributions from volume.  The following table outlines the factors that impacted our gross profit:

	Change in	Change in
	Gross profit	Gross profit
	(in millions)	(in basis points)
Productivity improvements	$4.5	110
Pricing, net of inflation	11.3	340
Volume	1.8	70
Other factors	0.1	10
	$17.7	530

Selling, general and administrative expenses.  Selling, general and administrative expenses for Q3 2016 were $56.1 million, or 14.2% of net sales, compared with $46.0 million, or 11.3% of net sales, for Q3 2015. The primary factors impacting selling, general and administrative expenses are summarized in the table below:

Q3 2016
vs
(in millions)	Q3 2015
Non-cash stock compensation expense	$11.8
Marketing and R&D	(1.0)
Management, advisory and consulting fees	(1.1)
Other	0.4
Total	$10.1

Non-cash stock compensation expense includes one-time IPO-related charges of $6.5 million related to the change in the fair value of unvested restricted stock and $2.9 million of charges related to the acceleration of certain restricted stock awards. The remainder of the expense relates to normal vesting of stock awards.

Other expense, net.  Other expense, net for Q3 2016 consisted primarily of the $9.0 million success fee paid to Oaktree and certain public filing expenses.

Interest expense.  Interest expense for Q3 2016 was $18.7 million, a decrease of $7.2 million compared to $25.9 million for Q3 2015.  This decrease was a result of lower average borrowings and the benefit of lower rates on the refinanced debt. Lower average borrowings were as a result of the voluntary repayment of $205.0 million of the 2016 First Lien Term Loan from the IPO proceeds and stronger cash flow from operations.  These decreases were partially offset by the write-off of deferred financing fees and original issue discount of $3.4 million, in aggregate, related to the $205.0 million prepayment of the 2016 First Lien Term Loan.

Income tax benefit/provision.  We recognized a tax benefit of $1.8 million in Q3 2016, which resulted in an effective federal tax rate of (8.9)%. The significant improvement over the effective federal tax rate of 19.2% for Q3 2015 was due to the utilization of deferred tax assets and the release of valuation allowances that were discussed above in this Management’s Discussion and Analysis.

Net income.  Net income for Q3 2016 was $22.4 million, an increase of $9.8 million compared to $12.6 million for Q3 2015.  This improvement in net income was a result of the factors discussed above.

2016 YTD Period compared to 2015 YTD Period

Net Sales.  Net sales for the 2016 YTD period were $1,158.8 million, a decrease of $66.8 million, or 5.4%, compared to $1,225.6 million for the 2015 YTD period.  Net sales decreased by $32.6 million, or 2.7%, due to changes in sales volume and business mix, and $34.1 million, or 2.8%, due to lower average sales prices.

Sales volume was lower due to the elimination of sales under lower margin contracts in our Industrial segment, which reduced net sales by $46.5 million.  Excluding the impact of Industrial segment volume, changes in volume and business mix in our three core segments increased net sales by $13.9 million, with sales volume growth increasing net sales for our three core segments by 1.8% and changes in business mix reducing net sales for our three core segments by 0.5%.

Average sales prices decreased due to strategic price and trade spending investments to reflect lower raw material costs, which reduced net sales by $34.1 million.

Cost of goods sold.  Cost of goods sold for the 2016 YTD period was $783.5 million, a decrease of $108.0 million, or 12.1%, compared to $891.5 million for the 2015 YTD period. As a percent of net sales, cost of goods sold was 67.6% in the 2016 YTD period compared with 72.7% in the 2015 YTD period, a reduction of 510 basis points. Cost of goods sold decreased by $29.8 million due to lower sales volume, $23.7 million due to productivity improvements and $64.6 million due to lower raw materials costs.  The decrease in cost of goods sold was partially offset by higher other input costs, such as labor inflation, utilities and other manufacturing costs, which increased cost of goods sold by $10.1 million.

Distribution expenses.  Distribution expenses for the 2016 YTD period were $68.7 million, a decrease of $4.4 million, or 6.0%, compared to distribution expenses of $73.1 million for the 2015 YTD period.  Distribution expenses decreased by $1.8 million due to lower sales volume and $2.7 million due to productivity, which were partially offset by higher administrative costs of $0.1 million.

Gross profit.  Gross profit for the 2016 YTD period increased by $47.9 million to $306.6 million, or 26.5% of net sales compared to $258.7 million, or 21.1% of net sales, for the 2015 YTD period, reflecting an increase of 540 basis points.  Gross profit increased primarily due to productivity improvements and positive price realization net of raw material cost movements and contributions from volume, partially offset by other increases in costs of goods sold.  The following table outlines the factors that impacted our gross profit:

	Change in	Change in
	Gross profit	Gross profit
	(in millions)	(in basis points)
Productivity improvements	$29.1	240
Pricing, net of inflation	26.8	300
Volume	(1.0)	60
Other factors	(7.0)	(60)
	$47.9	540

Selling, general and administrative expenses.  Selling, general and administrative expenses for the 2016 YTD period were $165.4 million, or 14.3% of net sales, compared with $142.4 million, or 11.6%, of net sales for the 2015 YTD period. The primary factors impacting selling, general and administrative expenses are summarized in the table below:

2016 YTD Period
Vs
(in millions)	2015 YTD Period
Non-cash stock compensation expense	$16.5
Salaries and benefits	5.1
Marketing and R&D	5.0
Management, advisory and consulting fees	(5.2)
Other	1.6
Total	$23.0

Non-cash stock compensation expense includes one-time IPO-related charges of $6.5 million related to the change in the fair value of unvested restricted stock and $2.9 million of charges related to the acceleration of certain restricted stock awards. The remainder of the expense relates to normal vesting of stock awards.

Other expense, net.  Other expense, net for the 2016 YTD period consisted primarily of the $9.0 million success fee paid to Oaktree, in connection with the IPO, and certain public filing expenses.  Other expense, net for the 2015 YTD period consisted primarily of acquisition integration and merger and acquisition expenses.

Interest expense.  Interest expense for the 2016 YTD period was $82.5 million, an increase of $3.8 million, compared to $78.7 million for the 2015 YTD period.  This increase resulted from the $15.4 million of charges related to the refinancing of our credit facilities, including the write-off of $1.4 million related to deferred loan fees, $0.8 million related to original issue discount, $1.2 million of prepayment penalties related to the Prior Term Loans, and $11.9 million of charges related to third party fees for the 2016 First Lien Term Loan. Interest expense also increased as a result of the write-off of deferred financing fees and original issue discount of $3.4 million, in aggregate, related to the repayment of $205.0 million of the 2016 First Lien Term Loan. These increases were partially offset by the benefit of lower rates on the refinanced debt and lower average borrowings as compared to the prior period.

Income tax benefit/provision. We recognized a tax benefit of $58.2 million in the 2016 YTD period, which resulted in an effective federal tax rate of (129.3)%. The significant improvement over the effective federal tax rate of 19.2% for the 2015 YTD period was primarily due to the utilization of deferred tax assets and the release of valuation allowances that was discussed above in this Management’s Discussion and Analysis.

Net income.  Net income for the 2016 YTD period was $103.1 million, an increase of $77.7 million, compared to $25.4 million for the 2015 YTD period.  This increase in net income was a result of the factors discussed above, primarily the utilization of deferred tax assets and the release of valuation allowances.

Segment Results

We operate in four segments:  Foodservice, Retail, Convenience and Industrial. The following table provides sales and operating income data by segment:

(in millions)	Q3 2016	Q3 2015	2016 YTD Period	2015 YTD Period
Net sales
Foodservice	$222.6	$233.5	$630.1	$671.4
Retail	94.6	87.6	303.2	297.6
Convenience	56.5	50.6	167.6	150.3
Industrial	20.0	35.4	57.9	106.3
Total	393.7	407.2	1,158.8	1,225.6
Operating income (expenses)
Foodservice	45.0	38.1	121.6	98.0
Retail	10.3	3.1	29.3	21.6
Convenience	9.5	6.7	27.3	21.7
Industrial	1.0	(0.2)	1.6	0.9
Unallocated corporate expenses, net	(26.5)	(6.1)	(52.3)	(32.0)
Total	$39.3	$41.6	$127.4	$110.1

Foodservice

	Increase (Decrease)
	Q3 2016 vs	2016 YTD Period vs
($ in millions)	Q3 2015	2015 YTD Period
Net sales change	$(10.9)	$(41.3)
Net sales % change	-4.7%	-6.2%
% change attributable to sales volume	-3.1%	-4.0%
% change attributable to average sales price	-1.6%	-2.2%
Operating income change	$6.9	$23.6
Operating margin basis points change	390	470

Sales volume. Sales volume for Q3 2016 and the 2016 YTD period decreased due to lower demand for fruit cups in schools and slower restaurant traffic affecting our national chains and street customers, partially offset by growth in school sandwich and protein categories.

Average sales price.  Sales prices for Q3 2016 and the 2016 YTD period decreased due to strategic price and trade spend investments to reflect the lower raw material costs.

Operating income.  Operating income and operating margins improved in Q3 2016 and for the 2016 YTD period due to productivity improvements and positive price realization net of raw material and other input cost movements, partially offset by the decline in sales volume.

Retail.

	Increase (Decrease)
	Q3 2016 vs	2016 YTD Period vs
($ in millions)	Q3 2015	2015 YTD Period
Net sales change	$7.0	$5.6
Net sales % change	+8.0%	+1.9%
% change attributable to sales volume	+9.6%	+5.6%
% change attributable to average sales price	-1.6%	-3.7%
Operating income change	$7.2	$7.7
Operating margin basis points change	740	240

Sales volume.  Sales volume increased in Q3 2016 compared to Q3 2015 primarily as a result of growth in high value - added stuffed entrees, partially offset by reduced promotional sales and rationalization of certain private label fully - cooked breaded poultry SKUs. In addition, volume in Q3 2016 was more favorable than Q3 2015 due to the adverse effects in Q3 2015 of the product recall.  Sales volume increased for the 2016 YTD period compared to the 2015 YTD period due to new product placements and promotional events.

Average sales price.  Average sales price decreased due to strategic price investments to reflect lower raw material costs and trade promotion allowances to support growth initiatives.

Operating income.  Operating income and operating margin for Q3 2016 and the 2016 YTD period improved primarily as a result of higher volume sales, productivity improvements, and positive price realization net of raw material movements.

Convenience.

	Increase (Decrease)
	Q3 2016 vs	2016 YTD Period vs
($ in millions)	Q3 2015	2015 YTD Period
Net sales change	$5.9	$17.3
Net sales % change	+11.7%	+11.5%
% change attributable to sales volume	+15.9%	+15.9%
% change attributable to average sales price	-4.2%	-4.4%
Operating income change	$2.8	$5.6
Operating margin basis points change	360	190

Sales volume.  Sales volume for Q3 2016 and the 2016 YTD period increased due to higher volume across our key product categories due to new product placements and existing customers opening new locations.  In addition, fiscal 2015 acquisitions increased net sales for the 2016 YTD period.

Average sales price.  Average sales prices for Q3 2016 and the 2016 YTD period decreased due to strategic price and trade investments to reflect lower raw material costs.

Operating income.  Operating income and operating margin for Q3 2016 and the 2016 YTD period improved, primarily as a result of higher sales volume, productivity improvements, and positive price realization net of raw material movements.

Industrial

	Increase (Decrease)
	Q3 2016 vs	2016 YTD Period vs
($ in millions)	Q3 2015	2015 YTD Period
Net sales change	$(15.4)	$(48.4)
Net sales % change	-43.5%	-45.5%
% change attributable to sales volume	-39.6%	-43.7%
% change attributable to average sales price	-3.9%	-1.8%
Operating income change	$1.2	$0.7
Operating margin basis points change	560	190

Sales volume.  Sales volume for Q3 2016 and the 2016 YTD period decreased primarly due to the elimination of sales under lower margin contracts.

Average sales price.  Average sales prices for Q3 2016 and the 2016 YTD period decreased due to index pricing adjustment to reflect lower raw material costs.

Operating income.  Operating income and operating margin for the 2016 YTD period increased primarily due to the elimination of lower margin contracts.

Non-GAAP Financial Measures

The following table presents our Adjusted EBITDA for the periods indicated:

(in millions)	Q3 2016	Q3 2015	2016 YTD Period	2015 YTD Period
Adjusted EBITDA	$79.0	$68.4	$219.0	$191.3

Adjusted EBITDA is a non-GAAP financial measure.  See below for a reconciliation to the most comparable GAAP measure.

The following table shows the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(in millions)	Q3 2016	Q3 2015	2016 YTD Period	2015 YTD Period
Net income	$22.4	$12.6	$103.1	$25.4
Interest expense	18.7	25.9	82.5	78.6
Income tax (benefit) provision	(1.8)	3.0	(58.2)	6.1
Depreciation and amortization expense	16.2	15.9	48.0	46.4
EBITDA	55.5	57.4	175.4	156.5
Restructuring expenses (a)	—	1.8	0.1	3.8
Non-cash stock based compensation expense (b)	13.3	1.5	25.2	8.7
Sponsor fees and expenses (c)	9.2	1.6	14.2	11.1
Merger, acquisition and public filing expenses (d)	0.9	0.6	4.2	5.0
Other (e)	0.2	5.6	(0.1)	6.3
Adjusted EBITDA	$79.0	$68.4	$219.0	$191.3

(a) Represents costs associated with reorganization and restructuring activities, business acquisitions, integration of acquired businesses and the implementation of the APF Way.

(b) Represents employee stock grants and other stock-based compensation, which we expense over the vesting period, based on the fair value of the award on the date of the grant or any subsequent modification date.

(c) Represents quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other existing stockholders. For the 2016 periods, the amounts include the $9.0 million success fee paid to Oaktree.

(d) Represents merger and acquisition expenses relate to the acquisitions of Landshire and Better Bakery, and costs associated with other unconsummated transactions during fiscal 2015.

(e) For the 2015 periods, the amounts include recall costs, write-offs related to facility closures and inventory step-up amortizations.

Adjusted Net Income and Adjusted Diluted Net Income per Share are non-GAAP financial measures.  See below for a reconciliation to the most comparable GAAP measure.

The following table shows the reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure:

	Q3 2016	Q3 2015	2016 YTD Period	2015 YTD Period

Net income	$22.4	$12.6	$103.1	$25.4
Reversal of deferred tax asset valuation allowance (a)	(1.7)	—	(58.2)	—
Charges related to refinancing and prepayment of credit facilities (b)	3.8	—	19.0	—
Restructuring expenses (c)	—	1.8	0.1	3.8
Sponsor fees and expenses (d)	9.2	1.6	14.2	11.1
Mergers, acquisition and public filing expenses (e)	0.9	0.6	4.2	5.0
Other (f)	0.2	5.6	(0.1)	6.3
Adjusted Net Income (g)	$34.8	$22.2	$82.5	$51.6
Adjusted Diluted Net Income per Share	$0.46	$0.33	$1.17	$0.77

(a) Reversal of a portion of existing valuation allowances on net operating loss and other deferred tax benefits.

(b) Charges related to refinancing of the Company’s credit facilities in June 2016, including write-off of deferred loan fees and original issue discounts, payments of debt issuance costs, and prepayment penalties. Also included are write-offs of deferred loan fees and original issue discounts in connection with the partial prepayment of the term loan in July 2016.

(c) Represents costs associated with reorganization and restructuring activities, business acquisitions, integration of acquired businesses and the implementation of the APF Way.

(d) Represents quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other existing stockholders. For the 2016 periods, the amounts include the $9.0 million success fee paid to Oaktree.

(e) Represents merger and acquisition expenses relate to the acquisitions of Landshire and Better Bakery, and costs associated with other unconsummated transactions during fiscal 2015.

(f) For the 2015 periods, the amounts include recall costs, write-offs related to facility closures and inventory step-up amortizations.

(g) The estimated tax effects of the items marked (b) to (f) above were determined to be de minimus, based on a comparison of the expected tax liability with and without such items.

Liquidity and Capital Resources

Overview

We have historically financed our liquidity requirements through internally generated funds, borrowings under our revolving credit facility and the issuance of other indebtedness.

As more fully discussed in Note 10 of the accompanying Condensed Consolidated Financial Statements, on June 2, 2016, we entered into the 2016 First Lien Term Loan. On the same date, we also entered into an amendment to our revolving credit facility (the “ABL Facility”), which extended its maturity date to June 2, 2021. We refer to the 2016 First Lien Term Loan together with the ABL Facility as our “credit facilities”. The proceeds from the 2016 First Lien Term Loan of $1.29 billion (net of original issue discount of $6.5 million), were used to repay our 2012 First Lien Term Loan, our 2012 Second Lien Term Loan, pay related accrued interest of $11.9 million, pay a prepayment penalty of $3.7 million and debt issuance costs of $15.4 million.  We retained proceeds of $3.6 million for working capital and other purposes.

Also as discussed in Note 10 of the accompanying Condensed Consolidated Financial Statements, on July 21, 2016, we voluntarily repaid $205.0 million of the 2016 First Lien Term Loan using proceeds from the sale of our common stock in the IPO. As permitted under the 2016 First Lien Term Loan agreement, we applied the repayment to the scheduled payments that would have fallen due between September 30, 2016 and June 2, 2023 and also, to a portion of the single payment due June 2, 2023. As a result, as of October 1, 2016, the only required future payment under the 2016 First Lien Term Loan is a single payment of $1.095 billion which is due June 2, 2023.

As of October 1, 2016, we had $1.095 billion in principal outstanding under our credit facilities and had an additional $130.2 million available for borrowing under our revolving facility. Cash on hand at October 1, 2016 was $115.9 million.

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

In addition, the credit facilities require mandatory prepayment related to Excess Cash flow (as defined in the agreement governing our credit facilities).  In fiscal 2015, a mandatory prepayment related to Excess Cash Flow of approximately $13.4 million was determined under our 2012 First Lien Term Loan and this payment was made on April 6, 2016.  However, certain debt holders exercised their option to reject the prepayment and $2.8 million of the payment was returned to us.

For additional information on our indebtedness, including additional information on our interest rates, see the accompanying Condensed Consolidated Financial Statements.

For fiscal 2016, we expect to invest approximately $47 million in capital expenditures. Of the $47 million, approximately $26 million is expected to be spent on routine updates of our production facilities and information technology infrastructure, approximately $8 million is expected to be spent on a facility under construction that we acquired as part of the Allied acquisition, and the remainder is expected to be used for other discretionary investments to support growth, innovation and productivity of our operations.

On October 7, 2016, we acquired all of the outstanding stock of Allied, a manufacturer of raw and cooked beef and chicken Philly steak products, for a purchase price of $60 million, subject to certain post-closing adjustments. The purchase price was entirely funded from cash in place at the time of the acquisition. The transaction is part of our strategy to strengthen and grow our core business through disciplined, accretive acquisitions. We continue to evaluate a significant number of highly attractive, synergistic acquisition opportunities on the horizon and believe we are well-positioned and capitalized to pursue such opportunities as they arise (see Note 22 of the accompanying Condensed Consolidated Financial Statements).

On September 28, 2016, we paid $11.0 million in dividends, representing $0.14 per share of common stock on record as of August 29, 2016, and intend to continue paying regular ongoing quarterly dividends at the same rate, subject to the discretion of our board of directors and our compliance with applicable law, and dependent on our results of operations, financial condition, capital requirements, and restrictions in our debt agreements and other factors.

With respect to payments under the TRA, which is more fully discussed in Note 3 of the accompanying Condensed Consolidated Financial Statements, we expect to make the first payment during the fourth quarter of 2017. The timing and amount of payments will depend on our pre-tax income. However, we estimate that the payment in the fourth quarter of 2017 will be approximately $26.7 million plus interest at LIBOR plus 2% for the period April 15, 2017 through the date of payment. We expect to pay approximately half of the estimated TRA value in the first four years (2017-2020) and the balance between 2021 and 2055.

We believe that we will generate cash flows from operating activities and have available borrowings under our ABL facility.  Our principal sources of funds are anticipated to be cash flow from operations and available borrowings under the ABL facility to provide us with sufficient liquidity and capital resources for us to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, anticipated dividends and other anticipated needs for at least the next twelve months. We may also decide to access the debt and equity markets to fund large acquisitions or pursue large capital expenditure projects not currently contemplated or to reduce our cost of capital. Further, depending on market conditions, we may from time to time issue new debt in private or public offerings in order to refinance or prepay amounts outstanding under our 2016 First Lien Term Loan, which could occur in the near term to take advantage of the current low interest rate environment.

Our cash flows are as follows:

(in millions)	2016 YTD Period	2015 YTD Period
Cash flows provided by (used in):
Operating activities	$118.1	$88.7
Investing activities	(26.5)	(102.0)
Financing activities	19.8	15.2

Operating Activities. Cash provided by operating activities increased by $29.4 million for the 2016 YTD period compared to the 2015 YTD period primarily due to an increase in net income, adjusted by certain non-cash expenses, including depreciation and amortization, stock compensation and amortization and write-off of deferred loan fees, as well as changes in working capital, offset by the payment of certain fees related to the refinancing of our term loan.  As we increased our focus on working capital management, we had lower working capital requirements due to faster collections of accounts receivable, extended payment terms with suppliers and reduced inventory costs as a result of lower raw material costs.

Investing Activities.  Cash used in investing activities for the 2016 YTD period decreased by $75.5 million compared to the 2015 YTD period.  For the 2016 YTD period, our capital expenditures for property, plant and equipment were $26.5 million compared to $29.6 million for the 2015 YTD period.  For the 2015 YTD period, cash used in investing activities also included cash used in acquisitions of $72.5 million.

Financing Activities. Cash provided by financing activities for the 2016 YTD period increased by $4.6 million compared to the 2015 YTD period primarily due to proceeds of $216.4 million from the IPO, partially offset by repayments (net of proceeds) of $176.3 million on term loans and other long term liabilities (including debt issuance costs), a $25.8 million reduction in borrowings under our ABL facility and an $11.0 million dividend payment in Q3 2016.

Off-Balance Sheet Arrangements

As of October 1, 2016, we had no off-balance sheet obligations.

Contractual Obligations and Contingent Liabilities and Commitments

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. In accordance with applicable accounting rules, the future rights and obligations pertaining to firm commitments, such as operating lease obligations, are not reflected as assets or liabilities in the accompanying consolidated balance sheet. The long-term debt obligations are our principal payments on cash debt service obligations. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 1, 2016.

The following table summarizes these long term debt and operating lease contractual obligations as of October 1, 2016, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Total	Q4 2016	2017	2018	2019	2020	2021	Thereafter
Long term debt obligations (1)	$1,095.0	$—	$—	$—	$—	$—	$—	$1,095.0
Capital lease obligations (2)	41.3	0.7	2.6	2.4	2.4	2.4	2.4	28.4
Operating lease obligations	9.6	0.8	3.3	2.1	1.1	0.6	0.5	1.3
Interest payments related to the long term obligations (3)	332.2	12.5	49.8	49.8	49.8	49.8	49.8	70.6
Earn-out consideration	9.8	—	6.6	3.2	—	—	—	—
Liabilities under the TRA (see Note 3)	254.2	—	26.7	60.3	19.1	18.1	17.9	112.1
Total contractual obligations	$1742.1	$14.0	$89.0	$117.8	$72.4	$70.9	$70.6	$1307.4

(1) Represents amounts due on the 2016 First Lien Term Loan

(2) Includes the interest component of capital leases

(3) Represents interest payments on the 2016 First Lien Term Loan

Critical Accounting Policies and Estimates

Our accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during reporting periods.  If future results differ from such estimates and expectations, our results of operations and financial condition could be materially impacted. A detailed description of our accounting policies is included in Note 1 of our Fiscal 2015 Audited Financial Statements.  In addition, we have disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the IPO prospectus, those accounting policies and estimates that we consider to be significant in determining our results of operations and financial condition and there have been no material changes to those policies and estimates since that filing, other than as discussed below.

TRA.  As discussed in Note 3 of the accompanying Condensed Consolidated Financial Statements on July 20, 2016, we entered into a TRA with our pre-IPO stockholders that requires us to pay them 85% of any realized tax savings, in United States federal, state, local and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize) as a result of the utilization of our and our subsidiaries’ tax attributes that originated during the pre-IPO period. The liability of $254.2 million that was recorded during Q3 2016 was determined by comparing our expected tax liability if the pre-IPO tax attributes are utilized with the expected tax liability if those pre-IPO tax attributes are not utilized.  The estimate of this liability required considerable judgment, is sensitive to changes in estimates and was based on the tax attributes available after our 2015 tax return and tax attributes generated between January 2, 2016 and July 19, 2016 along with projections of pretax income. Certain assumptions were made regarding the projected use of the tax attributes. Among the assumptions that we made were some relating to the dates that certain assets would be placed into service, expected elections for bonus depreciation, the projected uses of federal and state NOLs, assumptions regarding the generation of the AMT credit, the Section 199 deduction and an assumption that the IPO did not trigger an ownership change. The use of different assumptions and/or estimates may have a material effect on the estimated liability. The liability, timing and/or payments of amounts due under the TRA will vary depending on a number of factors, including the amount and timing of pre-tax income that we generate and the applicable tax rates. Payments under the TRA will continue until all pre-IPO tax attributes are utilized or expired unless we exercise our right to terminate the agreement earlier or if termination is triggered as would occur if there were to be change of control, as defined in the TRA. In the case of a change of control, we would be required to make a lump sum payment equal to the present value of expected future payments, which would be based on certain assumptions. In certain other cases, such as the sale of any of our subsidiaries in a transaction that is not a change of control, we would be required to make a lump sum payment equal to the present value of future payments under the TRA attributable to that subsidiary. Any changes to the liability due to early termination would be recorded in additional paid in capital. On the date that we recorded the liability, we simultaneously recorded a reduction of additional paid in capital since this represented a transaction with shareholders at that time.

We will review this liability annually after the filing of our tax returns and record any increases or decreases that are due to new or changed circumstances to earnings.  However, if new information is known during interim periods that would materially affect the recorded amount, we will adjust the liability during any such interim period.

Income Taxes.  The provision for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. We follow accounting guidance related to accounting for uncertainty in income taxes to record uncertainties and judgments in the application of complex tax regulations.  As discussed above and in Note 11 of the accompanying Condensed Consolidated Financial Statements, we released $56.5 million of the valuation allowance on a discrete basis during the second quarter of fiscal year 2016, and during Q3 2016, released an additional $1.7 million. The tax benefit associated with the remaining valuation allowance, along with a similar amount of tax expense connected to the reduction in the NOL deferred tax asset, is expected to be released to income as profits are earned during the remainder of the year. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax laws and rates or by unexpected adverse events that could impact management’s conclusions regarding the ultimate realizability of deferred tax assets.

Stock-Based Compensation.  We account for restricted stock awards, restricted stock units and stock options granted to employees and directors using a fair-value based method, under which we measure the cost of services received in exchange for such awards on the grant-date fair value of the award and recognize the cost of the services over the vesting periods of the awards. Prior to August 26, 2016, our stock awards consisted only of restricted stock. However, as more fully discussed in Note 16 of the accompanying Condensed Consolidated Financial Statements, on August 26, 2016, we awarded certain employees and directors 240,843 restricted stock units.  On the same date, we also awarded options to certain employees to acquire 648,301 shares of our common stock. The grant-date fair value of the restricted stock was determined to be $25.69 per unit, based on the price of our common stock on the date of grant. The fair value of the stock option award was determined to be $4.74 per unit, determined using the Black Scholes option pricing model. The six inputs to the Black Scholes model are discussed in Note 16, including the expected volatility which was determined based on the average stock price volatility of eight companies over the six years ended on the grant date. In selecting the peer group for this purpose, we chose companies that offer branded and private label brands in our industry and that are similar in size to us. We chose to use volatility based on a peer group of companies instead of volatility based on our historical stock price since we had insufficient trading history that we could utilize to come up with expected volatility based on our historical stock price.

Prior to July 20, 2016, the restricted stock awards were classified as liabilities up until six months from the vesting date since up until that date the holders were deemed to not fully bear the risks and rewards of ownership.  Six months after the vest date was deemed to be a sufficient period of time for the holders to begin to bear the risks and rewards of ownership, at which point, the award was reclassified from liabilities to equity. Under the liability method, the restricted stock awards were re-measured periodically, the liability adjusted and additional compensation expense recognized. As more fully discussed in Note 16, in connection with the IPO, the liability award was converted to an equity award and accordingly, was reclassified from liabilities to equity. As an equity award, the fair value of the restricted stock award will no longer be re-measured periodically.

Since there was no active market for our common stock prior to the IPO, the fair value of the restricted stock awards were estimated using a market-comparable approach based on an estimate of our enterprise value, subtracting our debt net of cash, and applying an applicable non-marketability discount considering restrictions on transferability and estimated time to a liquidity event. We calculated our enterprise value by applying market benchmark multiples to our Adjusted EBITDA for the trailing twelve months as of the end of the most recent applicable quarter. Annually, in addition to our market approach to calculating fair value discussed above, we performed an income approach in the form of a discounted cash flow model. The results of our valuation analyses under the market and income approaches were compared for reasonableness. The dates of our valuations did not always coincide with the dates of restricted stock grants. In such instances, our estimates were based on the most recent valuation of such restricted stock and our assessment of additional objective and subjective factors that we believed to be relevant as of the grant dates.

Under the previous liability approach to accounting for the restricted stock, we estimated the fair value of the restricted stock at various dates, considered the most recent valuations of our common stock and assessed additional objective and subjective factors that we believed were relevant, including:

• the stage of development and execution of our business strategy;

• external market conditions affecting the food industry, and trends within the food industry;

• our financial position, including our debt obligations outstanding, and our historical and forecasted performance and operating results;

• the lack of an active public market for our common stock at that time;

• the likelihood of achieving a liquidity event, such as an IPO or a sale of all or substantially all of our business, in light of prevailing market conditions;

• prices paid in redemption of our restricted stock;

• analysis of comparable valuations of similar companies in the food industry; and

• historical and projected enterprise values and trading multiples of guideline public companies.

Significant judgments and estimates were inherent in those valuations, such as assumptions regarding our future operating performance and the time to complete a liquidity event for restricted stockholders. If we had made different assumptions, our stock-based compensation expense, net income and net income per share could have been different.

Between the beginning of fiscal year 2015 and October 1, 2016, we granted restricted stock with weighted average fair values per share as follows:

Grants Made During Quarter Ended	Number of Restricted Shares Granted	Weighted Average Fair Value of Common Stock per Share on Date of Grant
April 4, 2015	209,584	$1.52
July 4, 2015	76,436	1.52
October 3, 2015	197,256	5.58
January 2, 2016	295,878	5.58
April 2, 2016	130,682	10.24
July 2, 2016	93,696	11.25

As indicated above, while the restricted stock award was a liability award, the fair value was re-measured periodically. Due to improvements in our operating results in fiscal 2015 which continued into fiscal 2016, the valuations usually resulted in increases to the fair value of the award, which resulted in corresponding increases to compensation expense. The most recent valuation performed while the award was classified as a liability award was as of July 2, 2016.  At that date, the fair value of our restricted stock was determined to be $17.65 per share compared with $10.24 per share at April 2, 2016 and $5.58 per share as of January 2, 2016, resulting in an increase to the carrying value of the liability award at July 2, 2016 and associated compensation expense for the first half of fiscal year 2016. The valuation performed as of July 2, 2016 was based on a formal valuation driven by an increase in Adjusted EBITDA for the trailing twelve months ended July 2, 2016 to $277.3 million, an increase in the market benchmark multiples applied to Adjusted EBITDA, a reduction in debt, net of cash, to $1.26 billion and a 5% reduction in the non-marketability discount applied to the value determined considering the preceding factors, which had the effect of increasing the fair value of our restricted stock by 5.0% compared to April 2, 2016.  We increased the market benchmark multiples and reduced the non-marketability discount based on conversations with our principal stockholders, recent valuation developments for comparable companies, and the increasing likelihood of strategic sale alternatives or other liquidity event, including the IPO.

The improvement in our operating results was principally the result of strategic pricing and operational productivity cost savings initiatives, which are expected to continue to benefit future results. In addition, two strategic acquisitions that we integrated into our business by mid-fiscal 2015 made a significant incremental contribution to our operating results. The purchase prices of these acquisitions were funded from cash flows from operating activities, resulting in no increase in debt. Our operating cash flows were further enhanced by improved working capital management. As such, we were able to significantly reduce our outstanding debt primarily during the last two months of fiscal 2015.

Recent Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements in the accompanying Condensed Consolidated Financial Statements, Note 2.

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

Interest Rate Risk. Borrowings under our credit facilities bear interest at floating rates based on LIBOR or the lender’s base rate, in each case plus an applicable borrowing margin. For floating-rate debt, interest rate changes generally do not affect the fair market value of our indebtedness but may impact our earnings and cash flows, assuming other factors are held constant. As of October 1, 2016, we had $1.095 billion of floating-rate debt represented by borrowings under our credit facilities and up to $130.2 million of floating-rate borrowings available under our revolving facility. Interest on our floating-rate debt is based on a fixed margin over a variable LIBOR benchmark, subject to a minimum of 1.00%.  As of October 1, 2016, our LIBOR benchmark was 0.53%. If the benchmark LIBOR interest rate were to increase by 1%, our annual interest payments under our credit facilities would increase by $5.8 million.

Foreign Exchange Rate Risk. Almost all of our sales are denominated and invoiced in U.S. dollars and, thus, our financial results are not subject to material foreign currency exchange risks.

Commodity Price Risk. Certain raw materials that we use in our food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The primary raw materials used in our food processing operations are beef, poultry, pork, bread, breadings, cheese, eggs, seasonings, soy proteins and packaging supplies. We attempt to manage this risk through forward purchase orders, non-cancelable contracts and by passing on such cost increases to customers. In addition, we periodically enter into swap agreements to mitigate our exposure to fluctuations in prices of natural gas and diesel fuel. There were no derivative contracts outstanding at October 1, 2016.

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive and Chief Financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of October 1, 2016 due to the material weaknesses in internal controls over financial reporting outlined in our prospectus filed on July 18, 2016.  In light of the foregoing, our management also reevaluated the effectiveness of our disclosure controls and procedures as of July 2, 2016 and our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of July 2, 2016 due to the same material weaknesses in internal controls over financial reporting.  The identified material weaknesses relate to inadequate design and operation of controls, due to an insufficient complement of qualified resources, over (1) the timely and appropriate interpretation and application of technical accounting matters, (2) the completeness and accuracy of disclosures included in our consolidated financial statements and (3) the completeness and accuracy of account reconciliations used to support financial information in our consolidated financial statements.

As a result of the above material weaknesses identified prior to filing this Quarterly Report on Form 10-Q, we have added additional procedures to our financial reporting process. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Status of Remediation

We have made substantial progress toward remediating the material weaknesses. To date, we have made the following changes to our internal controls over financial reporting;

•	Hired outside consultants with SEC reporting, technical accounting research and internal control experience to assist us with our financial reporting;
•

Hired a SEC Financial Reporting Manager with SEC reporting and technical accounting research experience and a Compliance Manager with SEC reporting, technical accounting research and internal control experience;

•

Assessed competencies and identified additional skill requirements that have been addressed through the hiring of additional personnel and the implementation of additional training for the financial reporting staff;

•

Developed and implemented new processes around technical accounting analyses, reconciliation process enhancements including reviews balance sheet classification specifically targeting the matters that required adjustment during the 2015 audit and continued enhancements of the processes surrounding the completeness and accuracy of disclosures included in our consolidated financial statements;

•

Enhanced the review process for new, significant non-routine and/or complex transactions, including the early identification of transactions requiring review, the hiring of outside consultants with appropriate experience, enhancing the documentation of our assessment and conclusions;

•	Enhanced our quarterly compliance signoff process to include additional accounting related questions and increased the number of employees that are required to complete it; and
•	Developed and implemented a formal disclosure committee that includes selected leaders who will be responsible for performing a review of the 10-Q/10-K.

We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and through our efforts to identify, design and implement the necessary control activities, will be effective in remediating the material weaknesses described above. We will continue to devote significant time and attention to these remediation efforts. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Although our management has devoted and plans to continue to devote additional resources to investigating issues that arose during the 2015 audit of our consolidated financial statements, we cannot assure you that our remedial measures will be sufficient. Further, until the testing of the remediation steps set forth above are fully completed, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

Changes in the Company’s internal control over financial reporting that occurred during the third quarter ended October 1, 2016 are outlined above.  As a public company, our management will be required to report on the effectiveness of our internal control over financial reporting beginning with our annual report for fiscal year 2017.  The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.  If we discover that we have not remediated the material weaknesses described above, or we identify other material weaknesses or significant deficiencies in the future, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act.  We expect to complete our first assessment regarding internal control over financial reporting of December 30, 2017 and to evaluate any changes in our internal control over financial reporting in each quarterly and annual report thereafter.

PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

From time to time, we may be party to litigation that arises in the ordinary course of our business.  While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that any ultimate liability with respect to any pending litigation will not adversely affect our business, financial condition and operating results (See Note 21 of the accompanying Condensed Consolidated Financial Statements).

Item 1A.    RISK FACTORS

For information regarding the risks we face, see the discussion under the “Risk Factors” section in our prospectus filed on July 18, 2016.  There have been no material changes to our risk factors since the filing of that prospectus.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

None

Item 4.       MINE SAFETY DISCLOSURES

None

Item 5.       OTHER INFORMATION

None

Item 6.          EXHIBITS

A.	Exhibits

	10.1	Independent Directors Compensation Policy

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Extension Labels Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCEPIERRE FOODS HOLDINGS, INC.
(Registrant)

DATE: November 9, 2016	By:	/s/ Michael B. Sims
	Name:	Michael B. Sims
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)