Form 10-K
period 2016-12-31
AdvancePierre Foods Holdings, Inc.
filed 2017-03-09
CIK 1669792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 0011-37826

AdvancePierre Foods Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-3712208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9987 Carver Road, Suite 500, Blue Ash, OH	45242
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 969-2747

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 20, 2016, the effective date of the registrant’s initial public offering, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $679.4 million. The registrant elected to use the July 20, 2016 effective date of its initial public offering for the calculation because on the last business day of its most recently completed second fiscal quarter, July 2, 2016, the registrant was a private company. The registrant had 78,148,120 shares of its common stock, par value $0.01, outstanding as of March 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement to be delivered to stockholders in connection with the Company’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ADVANCEPIERRE FOODS HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains “forward-looking statements.” All statements, other than statements of historical facts included in this Form 10-K, are forward-looking statements. Such forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future sales or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information referred to under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this Form 10-K, the words “estimates,” “expects,” “contemplates”, “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions are intended to identify forward-looking statements. The forward-looking statements are not historical facts, and are based upon our current expectations, beliefs and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will occur or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.

We assume no obligation to update or revise any forward-looking statements.

EXPLANATORY NOTE

Unless otherwise noted or the context otherwise requires, “AdvancePierre Foods,” “we,” “us,” “our” or the “Company,” refer to AdvancePierre Foods Holdings, Inc.

Item 1.	BUSINESS

Our Company

We are a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. We hold the number one or number two market share position by sales or volume in nearly all our major product categories, with net sales of $1.6 billion in the fiscal year ended December 31, 2016 (“Fiscal 2016”) and the fiscal year ended January 2, 2016 (“Fiscal 2015”). We offer a differentiated value proposition to our customers due to our scale, broad product portfolio, customization capabilities, national distribution and food safety track record.

We market and distribute approximately 2,900 stock keeping units (“SKUs”) across all day parts in multiple product categories, including: (1) ready-to-eat sandwiches (such as breakfast sandwiches, peanut butter and jelly (“PB&J”) sandwiches and hamburgers); (2) sandwich components (such as flame-grilled hamburgers and chicken patties and Philly steaks) and (3) other entrées and snacks (such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites). In Fiscal 2016, 66.7% of our net sales were attributable to the fast-growing ready-to-eat sandwiches and sandwich component categories. Our products are shipped frozen to our customers and sold under our commercial and retail brands, as well as private label and licensed brands.

We control more steps within the production process than most of our competitors. This integrated approach allows us to add value throughout our processes, generate attractive margins and provides us with a significant competitive advantage. Our value-added processes include recipe formulation, pre-preparation by chopping, breading, seasoning and marinating, food preparation by baking, charring, frying and grilling, assembly and packaging. Our integrated bread and biscuit production capabilities are a key differentiator due to proprietary formulations that (based on consumer testing data) produce superior tasting sandwiches.

We sell to a diverse set of over 3,000 customers and have an average relationship tenure of approximately 20 years with our top 20 customers and enjoy “category captain” status (meaning, preferred vendor status), for many of our product categories with our largest foodservice customers. We employ a customer-centric approach, which is rooted in market-leading R&D capabilities, product quality and customer service. We have dedicated marketing and sales teams for each of our channels to serve the specific needs of our customers. In many cases, we collaborate with our customers to develop new products, customizing recipes and flavors in a cost efficient manner. We believe our customer-centric approach gives us a competitive advantage while helping our customers grow their businesses, which, in turn, can lead to accelerated organic growth and profitability.

We sell our value-added products to the foodservice, retail and convenience channels, which correspond to our three core segments. We also sell our products in the industrial channel. We believe our diversification across these channels provides us with a stable revenue base through economic cycles. In Fiscal 2016, 54.2% of our net sales were generated from our Foodservice segment, where our commercial brands are highly sought-after and trusted by chefs, cooks and other purchasers. In our Retail segment, in addition to selling our branded products, we also leverage our R&D capabilities to co-create exclusive products and packaging designs with our customers under their private label brands. In our Convenience segment, we are a leading supplier of ready-to-eat sandwiches and sandwich components to national and regional convenience chains and vending providers.

We have an attractive financial profile with steady, organic volume growth, healthy margins, modest capital expenditures and limited working capital requirements. These characteristics enable our business to generate strong cash flows. Our earnings profile also benefits from a lean selling, general and administrative (“SG&A”) cost structure and a scaled, efficient supply chain network. We intend to use these attributes to enhance stockholder value by paying regular dividends, reducing our indebtedness, strategically deploying our capital to fund organic growth opportunities and financing value-enhancing acquisitions. Our values are, Passion for Food, Respect, Integrity, Profitable Growth, Helping One Another and Community.

We have expanded our business platform scale through several strategic merger and acquisition transactions:

•	In September 2010, we combined Pierre Foods, Inc., Advance Food Company, Inc. and Advance Brands, LLC. to create our principal wholly-owned subsidiary, AdvancePierre Foods, Inc. Pierre Foods, Inc. was founded in 1946 in Cincinnati, Ohio, and held leading market positions in handheld sandwiches and other value-added meals and snacks, serving the Foodservice, Retail and Convenience channels. Advance Food Company, Inc. was a family owned business founded in 1973 in Enid, Oklahoma, and was a leading developer, producer and marketer of a wide variety of value-added, portion controlled and ready-to-serve products serving the Foodservice channel. Advance Brands, LLC was formed in 2001 and was a leader in producing convenient chicken and beef products serving the Retail channel.

•	In May 2011, we acquired Barber Foods, a leading producer and marketer of stuffed chicken entrées primarily for the Retail channel.

•	In January 2015, we acquired the wholesale business and production operations of Landshire, Inc., an Illinois-based producer of premium frozen, ready-to-eat sandwiches. In April 2015, we acquired the business and production assets of Better Bakery, a producer of premium handcrafted stuffed sandwiches.

•	In October 2016, we acquired Allied Specialty Foods, Inc. (“Allied”), a producer of fully cooked and raw beef and chicken Philly steak products.

We completed an initial public offering (“IPO”) of our common stock on July 20, 2016, which is currently listed on the New York Stock Exchange (the “NYSE”) under the symbol “APFH.”

Our Recent Performance and the APF Way

During the year ended December 28, 2013 (“Fiscal 2013”) and the year ended January 3, 2015 (“Fiscal 2014”), we revamped our cost structure, budgeting tools and pricing methodology by implementing a continuous improvement program that we call the “APF Way.” The APF Way uses a data-driven analytical framework to drive growth and profitability through improved commercial decision-making, excellence in sales and marketing and improved productivity in procurement, logistics and production. We believe that the APF Way has fundamentally changed the cost structure of our business and has been a major factor in our recent volume, sales and profitability growth. Initially, we focused on reducing our cost structure by executing on productivity programs and re-aligning trade promotion allowances, resulting in approximately $157.0 million in implemented annualized savings between Fiscal 2014 and Fiscal 2016. In addition, we eliminated approximately $155.0 million of sales associated with lower margin contracts. We have invested in new systems and processes that enable us to deliver continuous productivity savings and effectively manage margins and profitability. Our Adjusted EBITDA margin, which we calculate as Adjusted EBITDA divided by net sales, expanded from 10.9% in Fiscal 2013 to 19.1% in Fiscal 2016, even as our raw material costs varied. In our three core segments, our net sales and volume grew at a compounded annual growth rate of 5.8% and 3.4%, respectively, between Fiscal 2013 and Fiscal 2016. We believe that these investments and our disciplined-approach will allow us to continue to deliver attractive margins and opportunities for growth. “See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Adjusted EBITDA to net income (loss).

We manage and report our business in four segments, with Foodservice, Retail and Convenience representing our core segments. Our fourth segment, Industrial, consists of sales to other food producers under short-term co-manufacturing agreements. Fiscal 2016 net sales by segment were as follows:

Foodservice. Our Foodservice customers include leading national and regional distributors, who in turn sell our products to end-customers such as restaurant operators, schools, healthcare providers, hospitality providers and the U.S. military. We supply 95 of the largest 100 school districts in the US, directly and through distributors, and work closely with such school districts to develop nutritious, good quality meal options that deliver good value for money. We also directly supply many national restaurant chains.

We sell a diverse portfolio of products into the Foodservice channel, including ready-to-eat sandwiches (such as breakfast sandwiches, PB&J sandwiches and hamburgers), sandwich components (such as flame-grilled hamburgers and chicken patties and Philly steaks) and other entrées and snacks (such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites). We primarily sell our products under our own commercial brands, which are highly sought-after and trusted by chefs, cooks and other purchasers. For Fiscal

2016, 69.7% of our Foodservice net sales were attributable to our own commercial brands, such as The Pub, Advance, Steak-Eze, Philly Freedom and Smart Picks, and 30.3% to private label brands.

As Foodservice operators attempt to differentiate and broaden their product offerings, they are more frequently working with solution-oriented partners with strong new product development capabilities and national distribution scales, such as AdvancePierre Foods.

Retail. We serve a wide array of Retail customers including national and regional grocery chains, major warehouse club stores, mass retailers and dollar stores.

Key products that we sell into the Retail channel include ready-to-eat sandwiches (such as breakfast sandwiches, grilled chicken sandwiches and stuffed pockets), sandwich components (such as chicken patties and Philly steaks), and other entrées and snacks (such as stuffed chicken breasts). In addition to selling our branded products, we also leverage our R&D capabilities to co-create exclusive products and packaging designs with our Retail customers under their private label brands. For Fiscal 2016, 65.2% of our Retail net sales were attributable to our Retail brands, such as Barber, Pierre and Fast Fixin’, 32.5% to private label brands and the rest to licensed brands.

Convenience. The Convenience channel represents an important outlet for our ready-to-eat sandwiches and includes sales to vending providers. We currently sell to approximately 90,000 Convenience locations in the US and we are the largest supplier of ready-to-eat sandwiches to vending providers. Currently, we sell to approximately 100,000 vending locations in the US.

We partner with our Convenience customers to develop customized, ready-to-eat sandwiches (such as breakfast sandwiches and hamburgers), sandwich components (such as chicken patties), and other entrées and snacks (such as cinnamon dough bites). We are able to meet specific demands from our Convenience customers by providing private label brand products and innovative new products. For Fiscal 2016, 70.5% of our Convenience net sales were attributable to our retail brands, such as BIG AZ, 28.0% to private label brands and the remainder to licensed brands.

Industrial. In order to optimize capacity utilization across our production network, we opportunistically enter into short-term co-manufacturing agreements with other food producers, such as packaged food companies. Due to the lower margin nature of this business, we have strategically reduced sales in this segment. As a result, sales from this segment decreased from 15.7% of net sales in Fiscal 2013 to 5.0% of net sales in Fiscal 2016.

For additional financial information about our segments, see the audited consolidated financial statements, which are included in Part II, Item 8 of this Form 10-K (the “Consolidated Financial Statements”).

Our Products

We market and distribute a broad range of great-tasting products across all day parts in multiple product categories, including: (1) ready-to-eat sandwiches (such as breakfast sandwiches, PB&J sandwiches and hamburgers); (2) sandwich components (such as flame-grilled hamburgers and chicken patties and Philly steaks); and (3) other entrées and snacks (such as country fried steak, stuffed entrées, chicken tenders, popcorn chicken and cinnamon dough bites). We market and distribute approximately 2,900 SKUs across all day parts to a diverse mix of customers in our Foodservice, Retail, Convenience and Industrial segments. Many of our products have been customized to fit specific customer needs. In Fiscal 2016, 66.7% of our net sales were attributable to the fast-growing ready-to-eat sandwiches and sandwich component categories. Our products are shipped frozen to our customers and sold under our commercial and retail brands, as well as private label and licensed brands. Additional information related to our products is included in the table below.

Fiscal 2016 Net Sales by Product Category	Select Example of Products
	Ready-to-Eat Sandwiches	Sandwich Components	Other Entrées and Snacks
	• Hamburgers	• Flame-grilled hamburger patties	• Country fried steak
	• Philly steak sandwiches	• Philly steaks	• Stuffed entrées
	• Breakfast sandwiches	• Pork rib patties	• Breaded chicken
	• Subs/hoagies	• Chicken patties	• Chicken tenders
	• Chicken sandwiches	• Meatballs	• Breaded pork
	• Crustless PB&J sandwiches	• Fajita steaks	• Crispy sausage snacks
	• Pulled pork sandwiches		• Cinnamon dough bites
• Wedges
• Other burger based sandwiches
• Sliders

Ready-to-Eat Sandwiches. We are the largest manufacturer of ready-to-eat lunch and dinner sandwiches, and produce over 600 million sandwiches per year, which we ship frozen to our customers. We possess vertically integrated bakery, production and assembly capabilities which differentiate us from our competitors and support high margins in this product category. Our superior bread quality is an important purchase driver for our sandwiches. Our ready-to-eat sandwiches are sold under a variety of our own brands, such as BIG AZ, Pierre, Landshire and Better Bakery, licensed brands and several leading private label brands.

Sandwich Components. We are a leading producer of sandwich components, such as flame-grilled hamburger patties (sold under The Pub brand), Philly steaks (sold under the Steak-EZE brand), pork rib patties, chicken patties, meatballs and fajita steaks. All of our sandwich components are also offered under leading private label distributor brands in our Foodservice segment and leading private label brands.

Other Entrées and Snacks. We are a leading producer of convenient entrées and snacks, including stuffed entrées (sold under the Barber Foods brand), country fried steak (sold under the Advance brand), chicken tenders (sold under the Fast Fixin’ brand), crispy sausage snacks and cinnamon dough bites.

The following table summarizes our net sales by product category for Fiscal 2016, Fiscal 2015 and Fiscal 2014:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales in our core segments
Sandwiches	$431.0	$408.7	$352.3
Sandwich components	554.9	572.0	509.4
Other entrées and snacks	503.5	503.2	527.1

Total	$1,489.4	$1,483.9	$1,388.8
Net sales in our Industrial segment
Sandwiches	$43.1	$46.4	$59.7
Sandwich components	17.7	59.0	101.4
Other entrées and snacks	18.1	22.3	27.7

Total	$78.9	$127.7	$188.8

Our Strengths

We believe the following strengths differentiate us from our competitors and will contribute to our ongoing success:

Leading Market Positions in Attractive, Growing Categories

We hold the number one or number two market share position by sales volume in nearly all of our major product categories and are well positioned to capitalize on growth in our markets. We are the number one player with market shares ranging from approximately 35% to 70% in our top five product categories, which represented 67% of our net sales in Fiscal 2016. Within most of our major product categories, we are the only full-service operator of scale and compete against smaller, regional players with limited product breadth, production capacity and capabilities. We typically do not compete against large packaged food companies given our Foodservice focus and the customization requirements of our customers.

We produce over 600 million sandwiches per year and 66.7% of our net sales in Fiscal 2016 were related to ready-to-eat sandwiches and sandwich components. We are a leading provider of lunch and dinner sandwiches to the Foodservice, Retail and Convenience channels. Our superior bread quality is an important purchase driver for our sandwiches.

Long-Standing, Collaborative Customer Relationships Create a High Barrier to Entry

Our strong customer relationships across a diverse set of customers provide a significant competitive advantage and create a high barrier to entry. For Fiscal 2016, our top ten customers accounted for 58.2% of our net sales, with our three largest customers, Sysco Corporation Inc., U.S. Foods, Inc. and Walmart Stores Inc. (including Sam’s Club) accounting for 13.7%, 12.3% and 10.8%, respectively, of our net sales in Fiscal 2016. Our three largest customers collectively source over 1,900 SKUs from our portfolio and buy across multiple contracts for a diverse set of end-customers, making us an important supplier and giving us a stable and consistent revenue base. Sales to Sysco Corporation Inc. and U.S. Foods, Inc. are primarily generated in the Foodservice segment. Sales to Walmart Stores Inc. (including Sam’s Club) is primarily generated in the Retail segment.

We have deep and collaborative relationships with an average tenure of approximately 20 years with our top 20 customers and maintain our relationships through our segment-focused marketing teams and an experienced sales force of approximately 100 associates who work closely with customers to meet their needs. Our Foodservice commercial brands are highly sought-after and trusted by chefs, cooks and other purchasers for their consistent food safety, premium quality and taste profile. Given our track record, we enjoy “category captain” status in many of our product categories.

We produce approximately 2,900 SKUs for our customers, who source a high volume and a variety of products from us, making us an important supplier and partner. We expect to continue to have a competitive advantage as our customers focus on large scale suppliers in order to streamline and optimize their supply chains. We offer a differentiated value proposition to our customers due to our scale, broad product portfolio, customization capabilities, national distribution and food safety track record.

Leader in On-Trend, Fast-to-Market New Product Development

We believe our customer-centric approach, which is rooted in market-leading R&D capabilities, product quality and customer service, differentiates us from our competitors and has allowed us to accelerate our organic growth and improve our profitability. Our product innovation and R&D expertise span areas such as flavor development, recipe formulation, nutrition science, bakery science and food safety. In recent years, we have enhanced our new product development and customer insight capabilities, and, in 2015, we opened a modern and efficient 3,200 square foot R&D facility in West Chester, Ohio.

The food industry today is characterized by rapidly changing menus and evolving consumer taste profiles. In this environment, our customers value our ability to co-create new products with flavor profiles that differentiate their offerings and successfully commercialize new products with speed and efficiency. We launched approximately 600 new SKUs in the last three years, accounting for 11.1% of our net sales in Fiscal 2016. Our innovation team along with our sales and marketing teams collaborate with customers to co-create highly customized products and together, they are able to deliver rapid mobilized responses to our customers’ requests.

Scale and Production Efficiency with a National Distribution Footprint

We benefit from a national, scaled production, procurement and logistics network with low production, freight and warehousing costs and believe our efficient cost structure provides a sustainable competitive advantage and enables us to offer a customized and varied set of products to our customers at competitive prices.

We have two integrated bakery facilities which allow us to source approximately 65% of our bread in-house (excluding bread for our PB&J sandwiches). Our eleven production facilities benefit from economies of scale, which, when combined with our national distribution capabilities, differentiate us from our competitors and make us a valuable supplier for both national and regional customers. Except for the production facility previously owned by Allied, which we acquired in October 2016 and are in the process of improving, all of our facilities have achieved Safe Quality Food (“SQF”) Level 3 certification, the highest level of such certification from the Global Food Safety Initiative (“GFSI”).

Attractive Financial Profile

We have an attractive financial profile with steady, organic volume growth in our core segments, healthy margins, modest capital expenditures and limited working capital requirements.

We are able to deliver attractive Adjusted EBITDA margins due to the high value-added nature of our products. Our margin profile is well protected given our ability to proactively adjust pricing frequently to reflect input cost movements with minimal lag time. Only 17.9% of our net sales in Fiscal 2016 were subject to fixed price arrangements. We also have a lean and scalable cost structure and plan to continue leveraging the APF Way to deliver operational productivity savings, improve our business mix and increase the effectiveness of our trade promotion allowances.

Our business has relatively low capital expenditure requirements, with maintenance expenditures typically averaging approximately 1% of our net sales.

Proven Acquisition Expertise

We have a successful track record of sourcing, executing and integrating acquisitions, beginning with the combination of Pierre Foods, Inc., with Advance Food Company, Inc. and Advance Brands, LLC in 2010. Given our scale and breadth of capabilities, we believe we are well positioned to consolidate the fragmented industry in which we operate. We maintain a highly disciplined approach to acquisitions, focusing on opportunities that diversify our products, add production capabilities, expand production capacity and allow for meaningful synergy realization. In addition to realizing cost synergies, we leverage our sales teams to expand distribution of newly acquired brands and products and cross-sell across our channels to drive sales synergies.

Since 2011, we have completed four accretive acquisitions. In June 2011, we acquired Barber Foods, a producer of premium stuffed entrées, which strengthened our retail presence and expanded our chicken-based product offering. In January 2015, we acquired the wholesale business and production assets of Landshire, which broadened our portfolio of premium sandwiches to include sliced meat sandwiches and added incremental, margin-enhancing baking and assembly production capabilities. In April 2015, we acquired the business and production assets of Better Bakery to expand into stuffed sandwiches, one of the largest ready-to-eat sandwich categories. In October 2016, we acquired Allied, a producer of beef and chicken Philly steak products, which we expect will expand our market position in Philly steaks by adding fully cooked product offerings. The addition of Allied also expands our geographic reach and increases our sandwich component production capacity.

Talented Management Team with a Track Record of Driving Growth and Reducing Costs

We have assembled an experienced management team through the strategic hiring of key leaders. We have also expanded our organizational capabilities in R&D, sales and marketing. Our management team has an average of 25 years of expertise in the Foodservice, Retail and Convenience industries and has demonstrated its ability to deliver on key strategic actions, which have transformed our business performance. In the last two years, our management team’s key accomplishments include implementation of the APF Way, the successful integration of two value-enhancing acquisitions and significant margin improvement.

Between October 2013 and November 9, 2016, our management team was led by our President and Chief Executive Officer, John Simons. On November 9, 2016, in response to Mr. Simons’ planned retirement in 2017, we announced a succession and transition plan for the President and Chief Executive Officer positions. As part of the plan, Christopher Sliva, who has over a decade of experience as a public food company executive, became our President and a member of our board of directors. It is anticipated that Mr. Simons will remain as our Chief Executive Officer until March 31, 2017, when he will retire and be succeeded by Mr. Sliva as our President and Chief Executive Officer.

Our Strategy

Expand Our Market Leading Positions in Growing Channels and Categories

We are focused on expanding our leadership position within our core segments of Foodservice, Retail and Convenience, and believe the ready-to-eat breakfast sandwich category is a key growth opportunity for us. We hold the number one position, with a 47% market share, in breakfast sandwiches sold in the Convenience channel, based on a survey that we compiled in 2014. We are also the largest supplier of private label breakfast sandwiches in the Retail channel, with a 71% market share, according to IRI data prepared in 2016. Private label sales of Retail frozen breakfast sandwiches is an underpenetrated market compared with the frozen food market, and, therefore, we believe that area is poised for significant growth. We will continue to leverage our sandwich expertise and customer relationships to grow our market share in breakfast sandwiches in the Retail channel, with Foodservice distributors and with schools.

We believe we have multiple growth opportunities across our core segments. In Foodservice, we plan to expand distribution of our products to new customers, such as national chains, schools and hospitality providers.

In Retail, in addition to growing our sandwich business, we are launching product extensions for Barber Foods and Better Bakery and expanding distribution within rapidly growing dollar stores. In Convenience, we are expanding our breakfast product portfolio, refreshing core items and expanding our launch of Better Bakery products. We are also expanding our lineup of products to take advantage of recent consumer trends, and have successfully launched snacking-oriented products, such as PB&J snack bars and cinnamon dough bites, as well as better-for-you products, such as all natural breaded poultry.

Drive Growth Through Focus on Innovation

Our product categories offer the potential for value-added product innovation. We believe our innovation capabilities, combined with our investments in consumer insights and our ability to partner with customers to co-create products, will enable us to continue to introduce successful new products to drive sales growth and margin improvement across our portfolio.

Our R&D team is focused on developing products in line with key consumer trends, such as breakfast sandwiches, better-for-you products and snacking-oriented products. Examples of products in our innovation pipeline include ready-to-eat breakfast sandwiches that meet the new K-12 nutrition guidelines, premium offerings for club stores and new limited time offers for key Convenience store chain customers. We are also partnering with various customers to develop on-trend, protein-based snacks.

Deliver Attractive Margins through Dynamic Pricing and the Leveraging of the APF Way

We believe that we are well positioned to deliver attractive margins given the high value-added nature of our products, our dynamic pricing model and our ability to generate ongoing productivity savings by leveraging the APF Way. In addition, our focus on improving our product mix, leveraging our scalable organizational structure and realizing synergies from acquisitions supports our margin profile. Under the APF Way, we are implementing multiple programs across the areas of production, procurement, commercial and logistics that we expect will deliver ongoing productivity savings and help offset potential operational headwinds and cost inflation.

Acquire Value-Enhancing Businesses

We believe our scale and integration expertise allows us to make value-enhancing acquisitions. We operate in a highly fragmented industry with many opportunities to execute accretive transactions. For example, in October 2016, we acquired Allied, a producer of beef and chicken Philly steak products, which we expect will expand our market position in Philly steaks by adding fully cooked product offerings. The acquisition of Allied will also expand our geographic reach and increase our sandwich component production capacity. Our integration expertise allows us to rapidly capture cost synergies and we are able to generate revenue synergies by leveraging existing customer relationships and marketing expertise to cross-sell products across channels. Our management team has an active pipeline of acquisition opportunities and maintains a regular dialogue with potential targets.

Capital Return and Leverage Reduction

We believe our capital structure enables us to invest in our business and reduce our indebtedness, thereby creating value for our stockholders. We also expect to return capital to our stockholders through regular dividend payments. We paid regular quarterly cash dividends of $0.14 per share in the third and fourth quarters of Fiscal 2016 (September 28, 2016 and December 6, 2016), and declared a dividend on February 16, 2017 of $0.16 per share for first quarter 2017, which was paid on March 6, 2017. The 2017 first quarter dividend reflects an increase of 14.3% and we expect to continue to pay regular quarterly cash dividends, subject to the approval of our Board of Directors.

Our Customers

We have a few large customers that account for a significant portion of our sales. Sysco Corporation, U.S. Foods, Inc. and Walmart Stores Inc. (including Sam’s Club) accounted for 13.7%, 12.3% and 10.8%, respectively, of our net sales in Fiscal 2016. Our three largest customers source over 1,900 SKUs from our portfolio and buy across multiple contracts for a diverse set of end-customers, making us an important supplier and giving us a stable and consistent sales base. No other customer contributed 10% or more to our net sales in Fiscal 2016, Fiscal 2015 or Fiscal 2014. Our top ten customers accounted for 58.2% of our net sales in Fiscal 2016. In Fiscal 2015 and Fiscal 2014, the top ten customers accounted for 53.4% and 54.7%, respectively.

Customers located in the US account for almost all of our net sales. Sales to customers located outside of the US totaled $15.6 million, $15.4 million and $20.0 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. None of our long-lived assets were located outside of the US during Fiscal 2016, Fiscal 2015 or Fiscal 2014.

Our Sales and Distribution Functions

We maintain sales and distribution functions to support sales within our three core segments and have approximately 145 employees within our segment-specific sales and marketing teams. We also rely on our 19-member customer service team. In addition, our 46-member demand management team manages customer forecasts, orders, deliveries and feedback.

Foodservice. Approximately 30 marketing professionals, 70 direct sales representatives and 15 national and regional brokers service our diverse field of Foodservice customers. A Foodservice-specific go-to-market team is responsible for developing tailored marketing and sales solutions for our customers. Our marketing and sales teams interact directly with major participants in the Foodservice distribution chain, including distributors, redistributors, contract management companies, group purchasing organizations and large end-use operators. We service the majority of our Foodservice customers through distributors, but we also ship directly to select customers, including large school districts, select national restaurant chains and the U.S. military.

Retail. We employ approximately 15 marketing professionals, 15 direct sales representatives and 10 national and regional brokers to service our retail customers. Our sales and marketing teams are designed to provide direct support to our top retail customers, to facilitate responsive and rapid product development, in addition to effective in-store promotion planning and execution. For smaller customers, we work closely with our network of sales brokers to meet the needs of these customers. Most Retail customers either collect their products from our distribution centers or request that we deliver products to their distribution centers. Certain smaller customers receive shipments from redistributors that collect products from our distribution centers.

Convenience. Six marketing professionals, nine direct sales representatives and 13 national and regional brokers service our Convenience customers. The team provides direct support to our top Convenience customers, thereby facilitating responsive and rapid product development, in addition to effective in-store promotion planning and execution. For smaller customers, we work closely with our network of sales brokers and distributors that deliver products to stores. The majority of large Convenience customers receive products through distributors, while smaller customers often receive products through national and regional distributors.

Industrial. One sales representative within our Industrial segment is responsible for sourcing business to fill any excess capacity identified within our production facilities.

Our distribution centers are located in Enid, Oklahoma, Cincinnati, Ohio and Rockmart, Georgia. Approximately one-third of our volume is picked up at our production facilities or distribution centers by our customers. For the remainder of our volume, we utilize third-party logistics providers to deliver products to customers and redistributor warehouses.

Our R&D Capabilities

In recent years, we have enhanced our new product development and customer insight capabilities and, in 2015, we opened a modern and efficient 3,200 square foot R&D facility in West Chester, Ohio. Our R&D expertise spans the spectrum of food development from meat technology and flavor development, to production and processing, ingredient bakery science and nutrition formulation.

In addition, our customer-centric model allows us to quickly respond to customer requests, particularly as we co-develop products with our customers to bring new ideas to market. We station satellite R&D teams in our primary production hubs where they can directly leverage the facilities’ capabilities when developing and scaling new products. Our central in-house R&D team is based in West Chester, Ohio and consists of over 50 professionals, including chefs, food scientists and packaging engineers who are focused on new product development, product-quality improvements, productivity improvements and package development.

We introduced 269, 179 and 172 new SKUs, in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. New products released during Fiscal 2016, Fiscal 2015 and Fiscal 2014 accounted for 11.1% of our net sales in Fiscal 2016. R&D expenditures totaled $8.9 million, $6.6 million, $6.0 million for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Our R&D team is currently focused on the development of “on-trend” products, such as handheld breakfast sandwiches, “better-for-you” and snacking-oriented products. Examples of projects in our innovation pipeline include ready-to-eat breakfast sandwiches that meet the new K-12 nutrition guidelines, premium offerings for club stores and new limited time offers for key Convenience store chain customers. We are also partnering with some of our customers in the development of “on-trend”, protein-based snacks.

Our Ingredients and Packaging

We believe that the ingredients and packaging used to produce our products are readily available through multiple sources. Our primary ingredients include beef, poultry, pork, bread, breadings, cheese, eggs, seasonings, soy proteins and corn. Packaging costs account for a significantly smaller portion of our costs of goods sold than our ingredients. To mitigate the impact of commodity cost fluctuations, we enter into a variety of purchasing arrangements with certain of our suppliers, including those that supply us with proteins, seasonings and packing supplies. We have not historically entered into hedging agreements for our ingredients or packaging supplies.

Quality and Food Safety

Quality and food safety are paramount to us. As a result, we have developed, implemented and enforced a robust quality and food safety program.

The quality control teams in our production facilities are independent and report directly to our corporate quality and food safety team, a central function comprised of approximately 17 employees headed by our Senior Vice President, Quality, who reports directly to our President. This structure creates strong accountability for the quality and safety of our products at a senior level within our company. There are approximately 175 salaried and hourly quality control employees located at our production facilities.

We have implemented the SQF program at all of our facilities. SQF is a fully integrated food safety and quality management protocol designed by GFSI specifically for the food sector. The SQF code offers a comprehensive methodology in food safety and quality management. The SQF certification by GFSI provides an independent and external validation that a product, process or service complies with international, regulatory and other specified standards. Except for the production facility previously owned by Allied, which we acquired in October 2016, all of our production facilities have achieved SQF Level 3 Food Safety Certification, the highest level of such certification from GFSI. We also maintain systems in all of our factories that verify and validate compliance with federal, state and local regulations.

High quality raw materials are available to us from multiple sources and we source the raw materials used in our products from a variety of high quality suppliers that are regulated by the US Department of Agriculture

(“USDA”). In order to protect the quality and safety of our products, we regularly inspect our suppliers’ production facilities and delivered products. As part of our quality and food safety program, our professionals continuously work with the applicable regulatory agencies, including the USDA and the Food and Drug Administration (“FDA”), the academic community, trade associations and our industry partners to stay informed of emerging issues as we continuously seek to improve and enhance food safety and quality.

Despite our commitment to quality and food safety, we have previously issued recalls for our products. See “Risk Factors—Risks Related to Our Business.” If our products become contaminated or are mislabeled, we may be subject to product liability claims, product recalls and increased scrutiny by regulators, any of which could adversely affect our business.

Competition

We face competition in each of our respective product categories and end markets. Although we operate in a highly competitive industry, we believe that the breadth and depth of our product portfolio and product quality, have resulted in strong market share positions for us. Within most of our major product categories, we are the only full-service operator of scale and compete against smaller, regional players with limited product breadth, production capacity and production capabilities. We typically do not compete with large packaged food companies given our Foodservice focus and the customization requirements of our customers. Smaller players include CTI Foods, Devault Foods, Lopez Foods and JTM Food Group. In certain product categories, such as breakfast sandwiches and entrées and snacks, we compete with larger players such as Hormel Foods Corp., Hillshire, Nestle and The J.M. Smucker Company. We compete, among other things, on the basis of product quality, total product portfolio, price, customer service, ability to meet customer demands, effective consumer marketing, promotional activities and the ability to identify and satisfy emerging consumer preferences.

Seasonality

We sell a large percentage of our products to schools, directly and through distributors, which subjects our sales volumes and, thus, our operating results, to seasonal variations. Our quarterly operating results are affected by the seasonal fluctuations of our sales and operating income. In Fiscal 2016, we derived 16.6% of our consolidated net sales and 30.6% of our Foodservice segment net sales from schools. Because schools comprise a significant portion of our customer base, sales of our products tend to be lower during the summer months. These lower sales volumes negatively impact our operating profits during the third quarter of each fiscal year. As a result of these fluctuations, we believe that comparisons of our net sales and operating income among different quarters within a single fiscal year are not necessarily meaningful.

Information Systems

We operate a single enterprise resource planning (“ERP”) system for substantially all of our facilities for operations, procurement, receiving, warehousing, inventory management and order processing. We also have an integrated suite of supporting financial, demand planning and material requirements planning (“MRP”) software modules that are effectively integrated into our core ERP platform. This enterprise-wide systems platform provides us with four key advantages. First, it provides us with real-time financial and operational reports that enable rapid decision-making and execution. Second, we efficiently process orders and ship to our customers on a “one order, one invoice” basis. Third, we can efficiently and cost-effectively manage the forecasting, production and inventory complexity associated with our portfolio of approximately 2,900 SKUs. In addition, our common information technology allows us to integrate acquisitions and achieve synergies quickly. We expect the integration of Allied to be substantially complete by July 1, 2017.

Government, Legal and Regulatory

Food Safety, Product Identity, Branding and Labeling

We are subject to extensive regulation, including, among others, the Federal Meat Inspection Act of 1906, the Food, Drug and Cosmetic Act of 1938, the Poultry Products Inspection Act of 1957, the Nutrition Labeling and Education Act of 1990, the USDA Pathogen Reduction: Hazard Analysis and Critical Control Point (HACCP) Systems rule of 1996, the Public Health Security and Bioterrorism Preparedness & Response Act of 2002, the Food Safety Modernization Act of 2011 and other rules and regulations promulgated by the FDA, the USDA and the sub-branches of these regulatory bodies relating to the production and introduction of human foods to commerce. These comprehensive and evolving regulatory programs govern, among other things, the manufacturing, composition, ingredients, labeling, packaging and safety of food, including compliance with specific current good manufacturing practice regulations. In addition, the Nutrition Labeling and Education Act of 1990 prescribes the specifics, format and content of information required to appear on the labels of food products.

In addition to complying with federal laws and regulations pertaining to food production, we are also required to comply with local municipality (city and county) as well as state regulations, including the registration and licensing of our plants, enforcement by state health agencies of various state standards and inspection of our facilities.

Compliance with federal, state and local regulation is costly and time-consuming, but is one of our top priorities. Regulatory enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of products, mandatory or voluntary product recalls, cease and desist orders, injunctions and monetary-civil-criminal penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard. It is also possible that new laws or regulations, or changes in the enforcement of existing requirements, might require us to change our compliance programs, incur additional costs or result in unexpected liabilities that could be significant.

Employee Safety Regulations

We are subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents.

Environmental Regulations

We are subject to federal, state and local environmental regulations and requirements, including those governing discharges to air and water, the management of hazardous substances, the disposal of solid and hazardous wastes and the remediation of contamination. Failure to comply with these regulations can have serious consequences for us, including criminal as well as civil and administrative penalties, limitations on our operations, claims for remediation costs, as well as alleged personal injury or property damages and negative publicity.

From time to time, we are involved in administrative or legal proceedings relating to environmental, health and safety matters, and have incurred and will continue to incur capital and operating expenditures to avoid violations of these laws and regulations.

Based on information currently available to us, we do not expect that costs relating to environmental matters will have a material adverse effect on our business, financial position or results of operations. However, there can be no guarantee that newly discovered information, more stringent enforcement of or changes in environmental requirements, or other unanticipated events will not result in significant costs.

Insurance

We maintain insurance in amounts and on terms that we believe are customary for a company like ours. Our insurance policies include, but are not limited to, policies that provide coverage for general and product liability, product contamination, property damage, worker’s compensation, business interruption and director and officer liability. In addition, we maintain excess insurance where we reasonably believe it to be cost effective.

Employees

As of December 31, 2016, we had approximately 4,500 employees, of which approximately 900 were salaried. None of our employees are unionized, except for approximately 90 unionized employees of Allied. The collective bargaining agreement covering the unionized employees of Allied expires in April 2020. We believe we have good relationships with our employees. However, any increased unionization, work stoppage or labor disruptions due to our failure to renegotiate union contracts or increased labor costs could have a material adverse effect on our financial condition and results of operations. See “Risk Factors—Risks Related to Our Business.”

Executive Officers

The following sets forth certain information relating to our executive officers. None of these officers has a family relationship with any of our directors or executive officers.

John N. Simons, Jr., 56, has been our Chief Executive Officer and member of our board of directors since October 2013. Mr. Simons also served as our President between October 2013 and November 2016. Between December 2010 and October 2013 (prior to joining us), Mr. Simons led Fir Hill Ventures, LLC, a consulting firm founded by him, that advises beef industry participants in the development of domestic and international growth strategies. Prior to his leadership at Fir Hill Ventures, Mr. Simons served in a variety of leadership roles at Gregory Mountain Products, Swift & Company, Inc., ConAgra Foods, Inc. and Cargill, Inc. (companies in the agribusiness or food and consumer products industry). Mr. Simons was President and Chief Executive Officer of Gregory Mountain Products from 2006 to 2009, President and Chief Executive Officer of Swift & Company, Inc. from 2002 to 2005 and President and Chief Operating Officer of ConAgra Foods’ red meat division from 1999 to 2002. Prior to joining ConAgra Foods, Mr. Simons held a variety of general manager roles at Cargill, Inc. in the US, Canada and Australia between 1991 and 1999. Mr. Simons served on the board of LiveNation Entertainment, Inc. between 2005 and 2007, where he chaired the compensation committee and served on its audit committee. Mr. Simons holds a Bachelor of Arts in Economics and Political Science from Stanford University and a Master of Business Administration from Harvard University.

Christopher D. Sliva, 53, became our President and a member of our board of directors in November 2016. Prior to joining us, Mr. Sliva was President and Chief Operating Officer of TreeHouse Foods, Inc., a consumer packaged food and beverage manufacturer. Mr. Sliva joined TreeHouse in July 2012 as Senior Vice President and Chief Operating Officer of TreeHouse’s Bay Valley Foods operating unit. Mr. Sliva also served as Executive Vice President and Chief Operating Officer of TreeHouse and as President of Bay Valley during his time at TreeHouse. Prior to joining TreeHouse, Mr. Sliva held various positions for Dean Foods Company between March 2006 and June 2012, including as Chief Customer Officer for the White Wave Foods division of Dean Foods and President and Chief Operating Officer for the Morningstar division of Dean Foods. Prior to joining Dean Foods, Mr. Sliva held various leadership roles and sales and marketing positions with Eastman Kodak Company, Fort James Corporation and Procter & Gamble Distributing Company. Mr. Sliva holds a Bachelor of Arts degree from Washington University.

Michael B. Sims, 58, became our Senior Vice President, Chief Financial Officer and Treasurer in February 2012. Prior to joining us, Mr. Sims spent more than two decades in accounting, financial operations, investor relations and corporate development roles with Chiquita Brands International, Inc. Between August 2009 and February 2012, Mr. Sims served as Senior Vice President and Chief Financial Officer of Chiquita. Prior to

joining Chiquita in September 1988, Mr. Sims served as manager of financial reporting at Staley and in the audit department of Ernst & Young. Mr. Sims presently serves on the board of directors for the Dan Beard Council, Boy Scouts of America. Mr. Sims holds a Bachelor of Science degree in Accounting from Indiana University and successfully completed the Certified Public Accountancy exam.

George F. Chappelle, Jr., 55, became our Chief Operating Officer in November 2016. In this role, Mr. Chappelle is responsible for overseeing our production operations and supply chain as well as all business development activities, including acquisitions, divestitures and other strategic projects. Mr. Chappelle joined us in January 2014 as Senior Vice President, Supply Chain. Prior to joining us, Mr. Chappelle served as Chief Operating Officer of Vi-Jon, Inc. from January 2013 to December 2013 and as Chief Operating Officer of Solo Cup Co. from October 2009 to September 2012. Prior to joining Solo Cup Co., Mr. Chappelle worked for H.J. Heinz Company and Sara Lee Corporation, most recently as Chief Supply Chain Officer for the North American Division of Sara Lee. Mr. Chappelle began his career with The Gillette Company. Mr. Chappelle holds a Bachelor of Science degree from Westfield State University and a Master of Science degree from Lesley University.

James L. Clough, 55, became the President of our Foodservice division in July 2013 and our Chief Commercial Officer in November 2016. In these roles, Mr. Clough will continue to lead the sales, marketing and financing functions for our Foodservice business and will have additional leadership responsibilities related to our customer-centric efforts. Prior to joining us, Mr. Clough served as President, Foodservice at Schwan’s Food Service Inc. from June 2010 to July 2013. Prior to joining Schwan’s Food, Mr. Clough was President of Fresh Start Bakeries from January 2008 to October 2010. Mr. Clough has also served in senior leadership positions at Bunge Foods Group, Heinz Foodservice and ConAgra Foods. Mr. Clough presently serves on the board of directors for Kwik Trip, Inc. and is also the chairman of the audit committee. Mr. Clough previously served on the board of directors of the International Foodservice Manufacturers Association, the board of the School Nutrition Foundation and the Global Child Nutrition Foundation. Mr. Clough received his Bachelor of Science degree in Industrial Management from the University of Akron and a Master’s degree in Liberal Arts from Baker University. Mr. Clough is also accredited by the School Nutrition Association as a School Nutrition Specialist.

Steven D. Booker, 56, became our President, Retail in November 2015. Prior to joining us, Mr. Booker served as Senior Vice President, Customer Development at ConAgra Foods from June 2014 to November 2015. In this role, Mr. Booker led the customer development team, which spanned ConAgra Foods’ branded and private label businesses and was focused on the successful execution of business initiatives with U.S. Retailers. Prior to this role, Mr. Booker served as Senior Vice President, Private Brand Sales from February 2013 to June 2014 at ConAgra Foods. In this role, Mr. Booker led the customer-facing integration of Ralcorp Holdings, Inc. following ConAgra Foods’ acquisition of the private brands business. From June 2010 to February 2013, Mr. Booker served as Vice President and General Manager, Frozen at ConAgra Foods. Prior to joining ConAgra Foods, Mr. Booker served as Vice President Sales, Laundry Care and Home Cleaning, at The Clorox Company, and also in field sales roles at Proctor & Gamble. Mr. Booker holds a Bachelor of Science degree in Business Administration with a concentration in Marketing from California Polytechnic State University at San Luis Obispo.

Linn Harson, 51, became our Senior Vice President, General Counsel and Corporate Secretary in August 2016. In this role, Ms. Harson oversees all legal and corporate governance requirements for us. Prior to joining us, Ms. Harson was a partner at Thompson Hine LLP in the corporate transactions and securities practice group and acted as our outside general counsel. Ms. Harson joined Thompson Hine in 1996. Ms. Harson holds a bachelor’s degree from The Ohio State University and a Juris Doctor degree from the University of Dayton’s School of Law. Ms. Harson currently serves as a member of the University of Dayton’s School of Law’s advisory council.

Bernie Panchot, 58, became our Senior Vice President, Research and Development in August 2014. Ms. Panchot joined us as Director of Research and Development in December 2008. She brings over 35 years of food industry experience to us. Prior to joining us, Ms. Panchot served in a variety of positions with Koch Foods, Sara Lee Corporation and ConAgra Foods. Ms. Panchot previously served on the board of directors for the Nutrition Council of Greater Cincinnati. Ms. Panchot holds a Bachelor of Science degree in Food Science and Technology from Oregon State University.

Tony Schroder, 50, became our President, Convenience in September 2010. In this role, Mr. Schroder oversees our Convenience segment. Mr. Schroder joined us as a production supervisor in February 1991 and has served in various capacities prior to his current position. Mr. Schroder has served as our Senior Vice President of Sales and as a Group Vice President of Sales, Marketing and Product Development for the vending, Convenience and warehouse Retail divisions. Mr. Schroder has also worked within our other business segments in a variety of national and sales management positions. Mr. Schroder previously served on the board of directors of the National Automatic Merchandising Association (NAMA) and is a NAMA Certified Executive, a designation awarded to distinguished professionals in the field. Mr. Schroder holds a Bachelor of Arts degree in Business Management from Northern Kentucky University.

John W. (Bill) Theis, III, 50, became our Senior Vice President, Quality in June 2012. In this role, Mr. Theis oversees quality, food safety and regulatory compliance. Mr. Theis also oversees ongoing education of our employees in the areas of HACCP food safety and quality and Good Manufacturing Practices and Allergen Controls. Prior to joining us, Mr. Theis was a director of quality and technical services at The Wornick Company from 2009 to June 2012, responsible for the delivery of stable-shelf and frozen food products to the U.S. Department of Defense, foreign military and commercial customers. Mr. Theis began his career at The Procter & Gamble Company and spent more than 20 years in various roles in research and development, manufacturing and quality assurance. Mr. Theis holds a Bachelor of Science degree in Chemical Engineering from the University of Cincinnati.

David Tipton, 42, became our Senior Vice President, Human Resources in August 2016. Prior to joining us, Mr. Tipton acted as Vice President, Human Resources for International Equipment Solutions, LLC, a global engineered equipment company, from August 2012 to March 2016. Prior to joining International Equipment Solutions, Mr. Tipton was responsible for business transformation and human resources for the North American division of Fonterra Cooperative Ltd from June 2011 to August 2012. Mr. Tipton has also served in a number of roles for Pepsi Americas, Inc., Coca-Cola Enterprises, Inc. and Sears, Roebuck & Co. Mr. Tipton holds a Bachelor of Science degree in Industrial and Labor Relations from Cornell University, and a Master of Business Administration from the University of Chicago.

Availability of Reports and Other Information

We file quarterly, special reports and, beginning with this Form 10-K, annual reports, and other information with the SEC. Our filings with the SEC are available to the public on the SEC’s website at http://www.sec.gov. Those filings are also available free of charge to the public on, or accessible through, our corporate website under the heading “Investors,” at http://www.advancepierre.com. The information we file with the SEC or which is contained on or accessible through our corporate website or any other website that we may maintain is not part of this Form 10-K. You may also read and copy, at SEC prescribed rates, any document we file with the SEC, at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.

Item 1A.	RISK FACTORS

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. Such risks, uncertainties and other important factors include, among others, the risks, uncertainties and factors set forth below. The selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or operating results. In such a case, the trading price of our common stock could decline and you may lose all or part of your investment in us. In addition, the order of the risks factors below should not be construed as indicative of their importance.

Risks Related to Our Business

The food industry in which we operate is highly competitive, and our inability to compete successfully, or the effects of such competition, could adversely affect our business, financial condition and operating results.

The food industry in which we operate is highly competitive. Numerous brands and products compete for shelf space and sales, with competition based primarily on product quality, total product portfolio, price, customer service, ability to meet customer demands, effective consumer marketing, promotional activities and the ability to identify and satisfy emerging consumer preferences. We compete with a significant number of companies of varying sizes, including a variety of regional and some national companies. Smaller players include CTI Foods, Devault Foods, Lopez Foods and JTM Food Group. In certain product categories such as ready-to-eat breakfast sandwiches and other entrées and snacks, we compete with larger players such as Hormel, Tyson-Hillshire, Nestle and The J.M. Smucker Company. Some of our competitors have substantially greater financial resources, name recognition, R&D capabilities and resources than us and we may be unable to compete successfully with any or all of these companies. In addition, when competitors with nationally branded products focus on price and promotion, the environment for private label products becomes more challenging because the price differential between private label products and branded products may become less significant. Competitive pressures or other factors could cause us to lose sales, which may require us to lower prices, increase the use of discounting or promotional programs, or increase marketing expenditures, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability. In addition, any competitor could develop new or enhanced products that are superior to ours, increase their promotional spending or market and sell their products more successfully than we do. Our competitors could also offer lower prices to customers, which would potentially pressure us to lower prices to our customers. We may be unable to change our cost structure and pricing practices rapidly enough or sufficiently to successfully compete in such an environment.

Disruption of our supply chain could adversely affect our business, financial condition and operating results.

We use a variety of raw materials in our business. The primary raw materials used in our business are beef, poultry, pork, bread, breadings, cheese, eggs, seasonings, soy proteins, corn and packaging supplies. Damage or disruption to our raw material supply due to adverse weather conditions, climate change, crop conditions, natural disaster, fire, terrorism, pandemic, changes in governmental agricultural programs, strikes, import restrictions, transportation interruptions, increases in diesel fuel costs, contamination with mold or bacteria, water shortage, industrial accidents and other occupational health and safety issues (including the outbreak of food-borne illnesses) or other events beyond our control could impair our ability to produce and sell our products. A disruption in our supply chain may also require significant resources to restore. Failure to take adequate steps to mitigate the likelihood or potential impact of such disruptions, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business, financial condition and operating results.

Our top ten customers have historically accounted for a significant portion of our net sales.

During Fiscal 2016, our top ten customers accounted for 58.2% of our net sales. In particular, our three largest customers, Sysco Corporation, U.S. Foods, Inc. and Walmart Stores, Inc. (including Sam’s Club) accounted for 13.7%, 12.3%, and 10.8%, respectively, of our net sales in Fiscal 2016. While these Foodservice distributors distribute our products to many end-consumers, the size and importance of these customers may allow them to exert pressure on us with respect to pricing terms, product quality and the introduction of new products, which may result in reduced margins. In addition, if, for any reason, one of our key customers were to purchase significantly less of our products in the future or were to terminate its purchases from us, or if for any reason we were unable to renew an existing contract with a key customer on terms favorable to us, or at all, and we were not able to sell our products to new customers at comparable or greater levels, our business, financial condition and operating results would suffer.

Most of our customers are not obligated to continue purchasing products from us.

Most of our customers buy from us pursuant to individual purchase orders. Because such customers are not obligated to continue purchasing products from us, we cannot assure you that the volume or number of our customers’ purchase orders will remain constant or increase or that we will be able to maintain our existing customer base. Significant decreases in the volume or number of our customers’ purchase orders or our inability to retain or grow our current customer base may have a material adverse effect on our business, financial condition or operating results.

Increases in the prices of raw materials, particularly beef, poultry and pork, could reduce our operating margins.

The primary raw materials used in our business are beef, poultry, pork, bread, breadings, cheese, eggs, seasonings, soy proteins, corn and packaging supplies, with beef, poultry and pork comprising the majority of our raw material costs for Fiscal 2016. The supply and price of these raw materials are subject to market conditions and are influenced by other factors beyond our control, such as general economic conditions, unanticipated demand and damage or disruption to supply. Additionally, we typically do not have long-term contracts with our suppliers of beef, poultry and pork. Although our purchasing volume can sometimes provide an advantage when dealing with these suppliers, suppliers may not provide the products and supplies we need in the quantities and at the prices requested. While historically we have been able to pass along increases in the prices of raw materials to many of our customers, we may be unable to adjust the prices of our products to recover future increases in the prices of raw materials on a timely basis, or at all. In addition, some of our customers purchase products from us based on annually-renewed fixed price arrangements, which prevent us from recovering raw material price increases from these customers during the life of those contracts. For example, when we sell our products to schools, we enter into firm fixed price sales contracts for the entire school year. These sales contracts do not typically have indexed price escalation formulas to account for economic fluctuations and as a result, we typically are unable to pass along increases in costs due to economic fluctuations to these customers. If prices for our raw materials, including beef, poultry and pork, were to increase significantly without a similar increase in the price of our products, our business, financial condition and operating results could be adversely affected.

Deterioration of general economic conditions could harm our business, financial condition and operating results.

Our business, financial condition and operating results may be adversely affected by changes in global or national economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges) and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and deterioration of global or national economic conditions could adversely affect our business, financial condition and operating results in a variety of ways, including the following:

•	the financial stability of our customers and suppliers may be compromised, which could result in bad debts for us or non-performance by suppliers;

•	consumers may shift purchases to lower-priced offerings or may forego certain purchases altogether during economic downturns, such as food prepared away from home;

•	decreased demand by our customers may adversely affect our sales volume;

•	volatility in commodity and other input costs could adversely impact our operating results; and

•	it may become more costly or difficult to obtain debt or equity financing to fund operations or investment opportunities, or to refinance our debt in the future, in each case on terms and within a time period acceptable to us.

Changes in consumer eating habits could adversely affect our business, financial condition and operating results.

The food industry in general is subject to changing consumer trends, demands and preferences. For example, consumer eating habits could be affected by changes in attitudes regarding diet and health or new information regarding the health effects of consuming certain foods. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences. If consumer eating habits change significantly, we may be required to modify or discontinue sales of certain of our products or develop and offer new products. There are inherent marketplace risks associated with new product or packaging introductions, including uncertainties about trade and consumer acceptance. If we do not succeed in offering products that consumers want to buy, our sales and market share will decrease, resulting in reduced profitability. If we are unable to accurately predict which shifts in consumer preferences will be long-lasting, or are unable to introduce new and improved products to satisfy those preferences, our sales will decline. In addition, given the variety of backgrounds and identities of consumers in our consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. As such, we must be successful in developing innovative products across a multitude of product categories. Additionally, changes in consumer eating habits may result in the enactment or amendment of laws and regulations that impact the ingredients and nutritional content of our food products, or laws and regulations requiring us to disclose the nutritional content of our food products. Compliance with these laws and regulations, as well as others regarding the ingredients and nutritional content of our food products, may be costly and time-consuming.

If our products become contaminated or are mislabeled, we may be subject to product liability claims, product recalls and increased scrutiny by regulators, any of which could adversely affect our business.

Our products are vulnerable to contamination by organisms that may produce food-borne illnesses. These organisms are generally found in the environment, and, as such, there is a risk that as a result of food processing they could be found in our products. For example, E. coli is one of many food-borne pathogens commonly associated with food products. Once contaminated products have been shipped for distribution, illness and death may result if the pathogens are not eliminated by processing at the Foodservice or consumer level. The risk can be reduced, but not eliminated, by use of good production practices and finished product testing. These risks are higher in raw or uncooked foods, which we also sell. Also, products purchased from others for re-packing or distribution may contain contaminants that we are unable to identify. We may also encounter the same risks if a third party tampers with our products or if our products are inadvertently mislabeled. We may need to recall our products if they become adulterated. For example, in July 2015, we issued voluntary recalls for certain frozen, raw, stuffed chicken entrées from our Barber Foods product line due to a salmonella illness outbreak, which was epidemiologically linked to raw poultry that was supplied to us from a third-party supplier and which resulted in a product contamination insurance policy claim of $19.2 million. In addition, in April 2016, we issued a voluntary recall for 538 cases of fully-cooked breaded pork patties because we discovered, during a routine internal label review, that the finished product label had failed to include eggs, a known allergen, as one of the ingredients. Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, any of which could adversely affect our reputation, business, financial condition and operating results. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our business, financial condition and operating results.

Adverse publicity about us and lack of confidence in our products based on alleged or actual reports of food-borne illnesses could negatively affect our reputation and affect our business.

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business. Anything that damages our reputation, or the public’s confidence in our products, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly affect our net sales and profits. Reports, whether true or not, of food-borne illnesses or harmful bacteria (such as E. coli, bovine spongiform encephalopathy, hepatitis A, trichinosis, listeria or salmonella) and injuries caused by food tampering could severely harm our reputation or negatively affect the public’s confidence in our products. In addition, instances of food-borne illnesses or food tampering or other concerns, even those unrelated to our products, may create adverse publicity which could adversely affect consumer demand and, as a result, our business, financial condition and operating results.

We market our products under a variety of brand names. The termination of, or failure to renew, a license agreement under which we sell branded products, or the reduction in value of one of our owned brand names or an underlying license, could negatively impact our ability to produce and sell our products.

The market for our products depends to a significant extent upon the goodwill associated with the brand names under which our products are sold. We rely on copyright and trademark law to establish and protect our intellectual property rights, such as our brand names. We may be required from time to time to bring lawsuits against third parties to protect our intellectual property. Similarly, from time to time, we may be party to proceedings in which third parties challenge our rights. Any lawsuits or other actions we bring to enforce our rights may not be successful, and we may in fact be found to infringe on the intellectual property rights of others. In addition to our own brand names, we have licenses or production agreements with third parties that own trademarks or trade names used in the marketing of some of our products. In the event that any such license or production agreement is terminated, we may lose the right to use, or have reduced rights to use, the intellectual property covered by such agreement. In such event, we might not be able to secure licenses to use alternative brand names or trade names in the marketing of our products, and our products may not be as attractive to customers. We may also sell certain assets, including brand names, from time to time in the ordinary course of business. In addition, certain events, including events beyond our control, could make certain of our brand names, or the brand names we license, less attractive to our customers, making our products less desirable as a result. Any loss in the value of a brand name or loss of a license for a brand name could adversely affect our business, financial condition and operating results.

We are subject to extensive governmental regulations, which require significant compliance expenditures.

We are subject to extensive federal, state and local regulations. Our food processing facilities and products are subject to frequent inspection by the USDA, the FDA and various state and local health and agricultural agencies. Applicable statutes and regulations governing food products include rules for labeling the content of specific types of foods, the nutritional value of that food and its serving size, as well as rules that protect against contamination of products by food-borne pathogens. Many jurisdictions also provide that food producers adhere to good production practices (the definition of which may vary by jurisdiction) with respect to production processes. Recently, the food safety practices and procedures in the meat processing industry have been subject to more intense scrutiny and oversight by the USDA and future outbreaks of diseases among cattle, poultry or pigs could lead to further governmental regulation. In addition, our production facilities and distribution centers are subject to various federal, state and local laws and regulations relating to workplace safety and workplace health. Failure to comply with all applicable laws and regulations could subject us to civil remedies, including fines, injunctions, product recalls or seizures and criminal sanctions, any of which could have a material adverse effect on our business, financial condition and operating results. Furthermore, compliance with current or future laws or regulations could require us to make material expenditures or otherwise adversely affect our business, financial condition and operating results.

The failure to comply with our government contracts or applicable laws and regulations could result in, among other things, fines or other liabilities, and changes in procurement regulations could adversely affect our business, financial condition and operating results.

Sales to governmental departments and agencies, including schools, through various contracts, are highly regulated. Noncompliance with contract provisions, government procurement regulations or other applicable laws or regulations could result in civil, criminal and administrative liability, including substantial monetary fines or damages, termination of government contracts or other customer contracts, and suspension, debarment or ineligibility from doing business with the government and other customers in the public segment. In addition, government contracts are generally terminable at any time if it is convenient for the contracting agency to do so or upon default. The effect of any of these possible actions by any governmental department or agency could adversely affect our business, financial condition and operating results. In addition, the adoption of new or modified procurement regulations and other requirements may increase our compliance costs and reduce our gross margins, which could adversely affect our business, financial condition and operating results.

Labor disruptions or increased labor costs could adversely affect our business, financial condition and operating results.

As of December 31, 2016, we had approximately 4,500 employees. Prior to the acquisition of Allied in October 2016, none of our employees were unionized. Allied, a subsidiary which we acquired in October 2016, has approximately 90 unionized employees. The collective bargaining agreement covering these employees expires in April 2020. If we are unable to extend or renew this collective bargaining agreement on satisfactory terms, or at all, it could disrupt our operations. In addition, there have been, from time to time, union organization attempts at our other facilities, and if a more significant portion of our employees were to become unionized, it could adversely affect productivity, increase labor costs and increase the risk of work stoppages at our facilities. Though we believe that we have good relationships with all of our employees, if a work stoppage were to occur, it could interfere with our operations and adversely affect our business, financial condition and operating results.

We sell a large percentage of our products to schools, directly and through distributors, which subjects our sales volumes and, thus, our operating results, to seasonal variations.

Our quarterly operating results are affected by the seasonal fluctuations of our sales and operating income. We derived 16.3% of our consolidated net sales and 30.2% of our Foodservice segment net sales in Fiscal 2016 from schools. Because schools comprise a significant portion of our customer base, sales of our products tend to be lower during the summer months. These lower sales volumes negatively impact our operating profits during the third quarter of each fiscal year. As a result of these fluctuations, we believe that comparisons of our net sales and operating income among different quarters within a single fiscal year are not necessarily meaningful and that they cannot be relied upon as indicators of our future performance. In the future, federal and state funding for school lunches may decrease due to budget cuts and, accordingly, there can be no assurance that schools will continue to purchase products, directly from us or from our distributors, at current levels, if at all.

Any disruption of operations at one or more of our production facilities or distribution centers could adversely affect our business, financial condition and operating results.

Our production and distribution network consists of eleven production facilities and three strategically-located distribution centers in the US. We are also in the process of building a new 70,000 square foot production facility in Vineland, New Jersey, which we expect to complete by April 1, 2017. Any disruption in, or the loss of operations at, one or more of these facilities, even on a short-term basis, could delay or postpone production or distribution of our products, which could adversely affect our business, financial condition and operating results. Such disruption could be caused by a number of different events, including:

•	maintenance outages;

•	regulatory actions;

•	prolonged power failures;

•	equipment failure;

•	widespread contamination of our equipment;

•	fires, floods, earthquakes or other natural disasters; or

•	other events beyond our control.

Any material malfunction or prolonged disruption in the operations of any of our facilities could prevent us from fulfilling orders to existing customers, and could limit our ability to sell products to new customers. Any of these events could adversely affect our business, financial condition and operating results.

Significant increases in the cost of distribution could adversely affect our business, financial condition and operating results.

Our distribution costs include fuel for transportation and electricity for cold storage. Significant increases in these distribution costs could adversely affect our business, financial condition and operating results. We use a core group of contract carriers with whom we have established certain rates based on mileage to certain regions or states. A fuel surcharge addendum is a component of all such rate agreements, to offset the fluctuating price of diesel fuel, primarily to limit the contract carrier’s exposure. If these surcharges rise significantly and we do not have effective hedges in place, or if we are unable to pass increased distribution costs on to our customers in the form of higher prices for our products, our business, financial condition and operating results could be adversely affected. In addition to in-house cold storage, we use commercial cold storage vendors to store our finished goods. A major component of cold storage operations expense is electricity cost. Though we try to minimize storage costs, any significant increase in electricity rates for the vendor are passed along to us in the form of higher storage rates. If our storage rates or electricity rates for in-house cold storage increase significantly, we may be unable to pass these costs on to our customers, which could adversely affect our business, financial condition and operating results.

We may be unsuccessful at integrating recent or future acquisitions.

From time to time, we opportunistically pursue acquisitions to diversify our products, add production capabilities, expand production capacity and allow for meaningful synergy realization. If we are unable to successfully integrate recent or future acquired businesses, or to realize anticipated cost savings, sales enhancements or other synergies, in a timely manner, our profitability could be adversely affected. Integration of an acquired business may be more difficult when we acquire a business in a market in which we have limited expertise and we may be unable to retain the loyalty and business of the customers of the acquired business. A significant expansion of our business and operations, in terms of geography or magnitude, could strain our administrative and operational resources. Additionally, we may be unable to retain qualified management and other key personnel employed by acquired companies for different reasons, including reasons related to difficulties assimilating different corporate cultures and business practices. We cannot assure you that we will be able to identify suitable acquisition opportunities, consummate any pending or future acquisitions or that we will realize any anticipated benefits from any recent or future acquisitions.

We may be unable to realize anticipated cost savings or may incur additional or unexpected costs in our cost savings efforts.

As part of the APF Way, we initially focused on reducing our historically high cost structure by executing on productivity programs and re-aligning trade promotion allowances, resulting in approximately $157.0 million in implemented annualized savings between 2013 and December 31, 2016. We are also currently implementing multiple incremental savings opportunities, across the areas of production, procurement, commercial and logistics, that we expect will deliver continuous productivity savings and help us effectively manage margins and profitability. However, cost savings expectations can only be estimated, are difficult to predict and are, by nature, speculative. As a result, we can provide no assurances that we will achieve any of our expected cost savings. A variety of factors could cause us not to realize some or all of the expected cost savings, including, among others, delays in the anticipated timing of activities related to the APF Way, lack of sustainability in cost savings over time and unexpected costs associated with operating our business. We may be unable to realize all of these cost savings within the expected timeframe, or at all, and we may incur additional or unexpected costs in our cost savings efforts. Our cost savings estimates are also based upon a number of assumptions and estimates that are in turn based on our analysis of the various factors which currently, and could in the future, impact our business. These assumptions and estimates are inherently uncertain and are subject to significant business, operational, economic and competitive uncertainties and contingencies, including, among others, our anticipated business strategies, our marketing strategies, our product development and licensing strategies, our ability to anticipate and react to business trends, general economic conditions and other developments in our industry. The actual results of implementing the various cost savings programs may differ materially from our current estimates if any of these assumptions prove incorrect. Moreover, our continued efforts to implement the cost savings programs may divert management attention from the rest of our business and may preclude us from seeking attractive new product opportunities or pursuing other programs, any of which may materially and adversely affect our business.

We are subject to risks associated with climate change and climate change regulation.

There is increasing concern that a gradual increase in global average temperatures due to increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, and an increase in the frequency and severity of natural disasters or other effects that are impossible to predict. Decreased agricultural productivity in certain regions as a result of changing weather patterns could limit availability or increase the cost of key agricultural commodities. For example, in 2012, the lack of adequate rainfall across more than half of the US resulted in increased feed costs which impacted the price of meat domestically. Increased frequency or duration of extreme weather conditions could also impair production capabilities, disrupt our supply chain or impact demand for our products. International, federal, regional, state and local efforts to regulate greenhouse gas emissions are at various stages of consideration and implementation, and could result in increased energy, transportation and raw material costs. In addition, consumer concern about animal-based agriculture contributing to climate change could adversely affect demand for our products.

We are required to pay our pre-IPO owners for certain tax benefits, which amounts are expected to be material.

In connection with our IPO, we entered into an income tax receivable agreement (“TRA”) with our pre-IPO stockholders that requires us to pay them 85% of the amount of cash savings, if any, in US federal, state, local and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of an early termination by us, a change of control or certain subsidiary dispositions) as a result of the utilization of our and our subsidiaries’ net operating losses, tax basis and certain other tax attributes attributable to periods prior to our IPO together with interest accrued at a rate of LIBOR plus 2% from the date the applicable tax return is due (without extension) until the date the applicable payment is due.

The payments that we may make under the TRA could be material. Assuming no material changes in relevant tax law, and that we and our subsidiaries earn sufficient taxable income to realize the full tax benefits subject to the TRA, we expect that future payments under the TRA will total approximately $254.2 million, and accordingly, on July 20, 2016, the effective date of the TRA, we recorded an initial obligation of approximately $254.2 million. We expect to make the first payment in the fourth quarter of 2017. The timing and amount of payments will depend on our annual pre-tax income. We estimate that the first payment will be approximately

$35.8 million plus interest at LIBOR plus 2% for the period April 17, 2017 through the date of payment. We expect to pay approximately half of the estimated value of the TRA payments in the first four years (2017-2020) and the balance between 2021 and 2055.

These payment obligations are our obligations and not obligations of our subsidiaries. The actual amount and utilization of net operating losses, tax basis and other tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character and timing of our and our subsidiaries’ taxable income in the future. Our counterparties under the TRA will not reimburse us for any benefits that are subsequently disallowed (although any future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in such circumstances, we could make payments under the TRA that are greater than our actual cash tax savings.

If we undergo a change of control as defined in the TRA, the TRA will terminate and we will be required to make a lump sum payment equal to the present value of expected future payments under the TRA, which payment would be based on certain assumptions, including those relating to our and our subsidiaries’ future taxable income. Additionally, if we or a direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the TRA. If we sell or otherwise dispose of any of our subsidiaries in a transaction that is not a change of control, we will be required to make a payment equal to the present value of future payments under the TRA attributable to the tax benefits of such subsidiary that is sold or disposed of, applying the assumptions described above. Any such payment resulting from a change of control, asset transfer or subsidiary disposition could be substantial and could exceed our actual cash tax savings.

Our high level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our floating-rate indebtedness and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2016, we had $1.1 billion in principal indebtedness and $119.6 million of additional borrowings available under an asset-based revolving credit facility (“ABL facility”), after giving effect to $5.5 million of outstanding letters of credit. Our current level of indebtedness could have important consequences to us, including the following:

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, working capital, capital expenditures, acquisitions and future business opportunities, or to pay dividends;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including certain borrowings under our credit facilities, bear interest at floating rates;

•	making it more difficult for us to comply with our obligations with respect to our indebtedness, any failure of which could result in an event of default under the agreements governing our indebtedness;

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	subjecting us to restrictive covenants that may limit our flexibility in operating our business;

•	limiting our ability to obtain additional financing to fund our operations, working capital, capital expenditures, product development, acquisitions, debt service requirements and future business opportunities;

•	limiting the payment of dividends; and

•	limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

In addition, if we are unable to service our high level of indebtedness, we may need to restructure or refinance all or a portion of our indebtedness, sell material assets or operations, or raise additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms, or at all, and these actions may not be sufficient to meet our capital requirements. Our failure to make the required interest and principal payments on our indebtedness would result in an event of default under the agreement governing such indebtedness, which may result in the acceleration of some or all of our outstanding indebtedness.

Although our credit facilities and the indenture governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial, thereby exacerbating the risks associated with our high level of indebtedness.

We expect to continue paying regular dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our financial condition, our credit facilities and Laws in the state of Delaware.

We paid regular quarterly cash dividends of $0.14 per share in the third and fourth quarters of Fiscal 2016 (September 28, 2016 and December 6, 2016) and declared a dividend on February 16, 2017 of $0.16 per share for first quarter 2017, which was paid on March 6, 2017. The dividend for the first quarter of fiscal 2017 reflects an increase of 14.3% and we expect to continue to pay regular quarterly cash dividends of at least $0.16 per share. However, the payment of dividends is at the discretion of our board of directors, who may, in its discretion, reduce or eliminate the payment of dividends. Our ability to pay dividends on our common stock depends on many factors, including, among others, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our board of directors may deem relevant. In particular, our ability to pay dividends on our common stock is limited by covenants in our credit facilities and the indenture governing the notes and may be further restricted by the terms of any future debt or preferred securities. Because we are a holding company, our ability to pay dividends also depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Furthermore, Delaware law requires that our board of directors determine whether we have adequate surplus prior to the declaration of dividends. While we do not currently believe that these restrictions will impair our ability to continue to pay regular quarterly cash dividends, there can be no assurance that we will not need to reduce or eliminate the payment of dividends on our common stock in the future.

Future sales, or the perception of future sales, by us or our pre-IPO stockholders in the public market could cause the market price for our common stock to decline.

The sale of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2016, we had 78,630,046 shares of common stock outstanding (including 551,511 unvested restricted stock awards), of which 21,437,000 were freely transferable and freely tradable on the NYSE, at that date, without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”). On January 24, 2017, we completed a secondary public offering in which certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) and members of our management sold 14,375,000 shares of common stock. Accordingly at January 24, 2017, 35,812,000 shares of common stock were freely transferable and freely tradable on the NYSE without restriction or further registration under the Securities Act except that any shares held by our affiliates (as defined under Rule 144 of the Securities Act (“Rule 144”)), including funds managed by Oaktree and our directors and executive officers may be sold if certain requirements are met. The remaining shares, representing 54.4% of our total outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 and subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144.

We have filed a registration statement on Form S-8 under the Securities Act to register the shares of common stock issued or issuable under our 2009 Omnibus Equity Incentive Plan. We could also make equity compensation grants outside of our 2009 Omnibus Equity Incentive Plan. Accordingly, shares registered under our registration statement on Form S-8 can be sold in the public market upon issuance, subject to the Rule 144 limitations applicable to affiliates and vesting restrictions. Our registration statement on Form S-8 covers 6,500,000 shares of common stock.

In addition, pursuant to our amended and restated registration rights agreement, we have granted to the funds owned by Oaktree an unlimited number of “demand” registration rights and to both the funds managed by Oaktree and the other pre-IPO stockholders party thereto customary “piggyback” registration rights. By exercising their registration rights and selling a large number of shares, our pre-IPO stockholders could cause the prevailing market price of our common stock to decline. The shares covered by our amended and restated registration rights agreement represented 48.2% of our outstanding common stock at March 1, 2017. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

As a result of the completion of a secondary public offering on January 24, 2017, we are no longer a “controlled company” within the meaning of the NYSE. However, we will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.

Because funds managed by Oaktree no longer control a majority of the voting power of our outstanding common stock, we are no longer a “controlled company” within the meaning of the corporate governance standards of the NYSE.

However, we will continue to qualify for, and may rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies, during a one-year transition period from January 24, 2017. The NYSE rules will require that we (1) have a board of directors that is composed of a majority of “independent directors,” as defined under the rules of the NYSE, within one year of the date we ceased to qualify as a “controlled company,” (2) have a compensation committee that consists of a majority of independent directors within 90 days of the date we ceased to qualify as a “controlled company,” and, within one year of the date we ceased to qualify as a “controlled company,” a compensation committee that consists entirely of independent directors, and (3) have a nominating and corporate governance committee that consists of a majority of independent directors within 90 days of the date we ceased to qualify as a “controlled company,” and, within one year of the date we ceased to qualify as a “controlled company,” have a nominating and corporate governance committee that consists entirely of independent directors. During these transition periods, we may continue to utilize the available exemptions from certain corporate governance requirements, as permitted by the NYSE rules. Accordingly, our stockholders do not currently have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

In addition, on June 20, 2012, the SEC adopted Rule 10C-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) pertaining to compensation committee independence and the role and disclosure of compensation consultants and other advisers to the compensation committee. The NYSE has since adopted amendments to its existing listing standards to comply with the provisions of Rule 10C-1 under the Exchange Act, and on January 11, 2013, the SEC approved such amendments. The amended listing standards require, among others, that:

•	compensation committees be composed of fully independent directors, as determined pursuant to new and existing independence requirements;

•	compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisers; and

•	compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisers, certain independence factors, including factors that examine the relationship between the consultant or adviser’s employer and us.

We will not be subject to these compensation committee independence requirements until the end of the one-year transition period after we ceased being a controlled company.

We have incurred, and will continue to incur, increased costs, and are subject to additional regulations and requirements as a result of being a public company, and our management is required to devote substantial time to new compliance matters, which could lower our profits or make it more difficult to run our business.

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-executive directors. We have also incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and related rules implemented by the SEC and the NYSE. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. For example, these laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Our management and other personnel have devoted, and will continue to devote, a substantial amount of time to these compliance programs. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. We may also need to hire more employees, such as additional accounting or internal audit staff, in the future to comply with the requirements of being a public company, including the Sarbanes-Oxley Act, which would increase our costs and expenses.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

Item 2.	PROPERTIES

Our Properties

Our production and distribution network consists of eleven production facilities and three strategically located distribution centers, all located in the US. The production facilities include two integrated bakery facilities which allow us to source approximately 65% of our bread in-house (excluding bread for our PB&J sandwiches).

We own all eleven of our production facilities. Information about such properties is as follows:

Facility Location	Operations Performed	SQF Certification	Square Footage
Enid, OK	Food processing	Level 3	230,000
Enid, OK	Food processing	Level 3	169,000
Enid, OK	Food processing	Level 3	76,000
Enid, OK	Food processing	Level 3	44,500
West Chester, OH	Food processing	Level 3	223,000
Portland, ME	Food processing	Level 3	250,000
Caseyville, IL	Sandwich assembly and bakery	Level 3	70,000
Easley, SC	Sandwich assembly and bakery	Level 3	61,300
Amherst, OH	Sandwich assembly	Level 3	115,700
Claremont, NC	Sandwich assembly	Level 3	188,000
Vineland, NJ	Food processing	Level 2	20,000

In addition, we are currently constructing a new 70,000 square foot production facility in Vineland, New Jersey, which will replace the Vineland facility included in the table above, and which we expect to complete on or prior to April 1, 2017.

The lenders under our credit facilities have a lien on all of our owned properties.

We have a long-term lease for our distribution center in Enid, Oklahoma and have contracted for warehouse space in our distribution centers in Cincinnati, Ohio and Rockmart, Georgia. We also lease office space for our corporate headquarters in Blue Ash, Ohio as well as office space in Bentonville, AK for our regional sales and marketing activities.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may be party to litigation that arises in the ordinary course of our business. While it is not feasible to predict or determine the ultimate outcome of these matters, we believe that any ultimate liability with respect to any pending litigation will not materially affect our business, financial condition and operating results. Also, see our Consolidated Financial Statements for information pertaining to legal proceedings in which we are involved.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NYSE under the ticker symbol “APFH”. The closing price of our common stock on the NYSE on March 1, 2017 was $29.14 per share. The following table reflects the range of high and low selling prices of our common stock and cash dividends declared by quarter for the periods indicated:

Quarter Ended:	High	Low	Cash Dividends Declared
October 1, 2016 (from July 15, 2016)	$27.88	$22.99	$0.14
December 31, 2016	$29.86	$24.22	$0.14

Holders

As of March 1, 2017, there were approximately 19 stockholders of record. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.

Dividends

Our ability to pay dividends on our common stock is limited by covenants in our credit facilities and the indenture governing our notes and may be further restricted by the terms of any future debt or preferred securities. We do not currently believe that the restrictions contained in our credit facilities or the indenture governing our notes will impair our ability to pay regular quarterly cash dividends. Because we are a holding company, our ability to pay dividends also depends on our receipt of cash dividends from our operating subsidiaries, which may be restricted in their ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. On September 28, 2016 and December 6, 2016, we paid quarterly cash dividends of $0.14 per share and declared a dividend on February 16, 2017 of $0.16 per share for first quarter 2017, which was paid on March 6, 2017. We expect to continue paying a regular quarterly dividend of $0.16 per share, subject to the discretion of our board of directors and compliance with applicable law, and depending on, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our board of directors may deem relevant.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the quarter ended December 31, 2016.

Certain information required by this item will be included in “Equity Compensation Plan Information” in our Definitive Proxy Statement that will be sent to our stockholders in connection with our 2017 Annual meeting of Stockholders, and such information is incorporated herein by reference.

Stock Performance Graph

The graph below compares the return on our common stock with the Standard and Poor’s MidCap 400 Stock Index (“S&P 400 Index”) and the S&P 500 Packaged Foods & Meats Index (“Industry Index”) for the period July 15, 2016 to December 31, 2016. The graph assumes that, on July 15, 2016, the investment in our common stock, the S&P 400 Index and the S&P Packaged Foods & Index was $100 and that all dividends were reinvested.

	July 15, 2016	July 31, 2016	August 31, 2016	September 30, 2016	October 31, 2016	November 30, 2016	December 31, 2016
APFH*	$100	$99.67	$106.04	$115.47	$117.14	$114.00	$125.42
S&P 400	$100	$101.07	$101.57	$100.93	$98.23	$106.09	$108.41
Industry Index	$100	$98.47	$98.50	$95.09	$94.69	$88.69	$93.34

*	Our trading symbol on the NYSE

Item 6.	SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial data for the periods and at the dates indicated. Our fiscal year is based on either a 52-week or 53-week period ending on the Saturday closest to each December 31. We have derived the selected historical consolidated financial data for the fiscal years ended December 31, 2016 (“Fiscal 2016”), January 2, 2016 (“Fiscal 2015”) and January 3, 2015 (“Fiscal 2014”) and the selected balance sheet data as of December 31, 2016 and January 2, 2016, from the Consolidated Financial Statements. We have derived the selected historical consolidated financial data for the fiscal years ended December 28, 2013 (“Fiscal 2013”) and December 29, 2012 (“Fiscal 2012”), and the selected balance sheet data as of January 3, 2015, December 28, 2013 and December 29, 2012, from our consolidated financial statements that are not included in this Form 10-K. Our historical results are not necessarily indicative of future operating results.

You should read the table below in conjunction with our Consolidated Financial Statements as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The Consolidated Financial Statements includes information on business acquisitions for each of the last three fiscal years (Note 4 of the Consolidated Financial Statements) and certain unaudited quarterly financial information for each of the last two fiscal years (Note 21 of the Consolidated Financial Statements).

(in millions, except per share data)	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
Statement of Operations:
Net sales	$1,568.3	$1,611.6	$1,577.6	$1,492.0	$1,503.0
Gross profit	423.1	354.4	249.2	230.9	242.4
Operating income	$184.0	$150.4	$76.1	$53.9	$59.7
Income (loss) before income taxes	79.3	46.0	(29.5)	(50.7)	(93.2)
(Benefit) provision for income taxes (1)	(57.0)	8.9	8.4	6.3	10.5
Net income (loss)	$136.3	$37.1	$(37.9)	$(57.0)	$(103.7)
Per Share Data:
Net income (loss) per share(2):
Basic	$1.90	$0.57	$(0.59)	$(0.90)	$(1.60)
Diluted	$1.90	$0.56	$(0.59)	$(0.90)	$(1.60)
Cash dividend per share	$0.28	$—	$—	$—	$—
Statement of Cash Flows:
Cash flows provided by (used in):
Operating activities	$198.4	$157.2	$22.9	$34.4	$52.7
Investing activities	(100.6)	(108.3)	(20.9)	(11.8)	(42.9)
Financing activities	2.1	(44.5)	(2.1)	(22.5)	(10.9)
Balance Sheet Data (at period end):
Cash and cash equivalents	$104.4	4.5	$0.1	$0.3	$0.2
Working capital(3)	80.8	127.4	158.7	142.9	154.1
Total assets(3)(4)	1,247.0	1,096.2	1,048.8	1,049.7	1,117.8
Debt (4)	1,078.9	1,258.6	1,287.5	1,274.8	1,281.2
Total stockholders’ deficit	(301.2)	(427.2)	(467.0)	(427.4)	(374.3)

(1)	As discussed in Note 11 of the Consolidated Financial Statements, during Fiscal 2016, we released $109.7 million in valuation allowances related to our deferred tax assets.
(2)	Basic net income (loss) per share is calculated based upon the weighted average number of issued shares of common stock for the period, which includes vested restricted shares. Diluted net income (loss) per share is calculated consistent with the calculation of basic net income (loss) per share, plus the effect of dilutive unissued shares of common stock related to stock-based employee compensation programs. All of our unvested restricted stock awards were excluded from the computation of diluted net income (loss) per share for Fiscal 2014, Fiscal 2013 and Fiscal 2012 because including them would have had an anti-dilutive effect due to our net loss position. All per share amounts have been retroactively restated to reflect the 49.313-for-one stock split effective June 21, 2016. Also, as discussed in Note 19 of the Consolidated Financial Statements, earnings per share for Fiscal 2016 was computed using the two-class method, in which there was an allocation of our earnings between holders of our common stock and holders of our participating securities.
(3)	Working capital is defined as current assets (excluding cash) minus current liabilities (excluding the current portion of debt). In Fiscal 2015, we retrospectively adopted the guidance under the Financial Accounting Standards Board’s (“FASB”), Accounting Standard Update (“ASU”) No. 2015-17 “Balance Sheet Classification of Deferred Taxes” to simplify the classification of deferred taxes into non-current amounts. At January 3, 2015 and December 29, 2012, we had current deferred tax liabilities of $0.2 million and $1.0 million, respectively, which were reclassified as non-current. At December 28, 2013, we had current deferred tax assets of $0.6 million that was reclassified as non-current.
(4)

In Fiscal 2016, we retrospectively adopted the guidance under FASB ASU No. 2015-03 “Simplifying the Presentation of Debt Issuance Costs,” which resulted in the deduction of deferred loan origination fees from long-term debt, net of current maturities. This adoption resulted in reductions of deferred loan origination fees and long-term debt, net of current maturities of $11.1 million, $17.7 million, $24.1 million and $30.1 million as of January 2, 2016, January 3, 2015, December 28, 2013 and December 29, 2012, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with the Selected Historical Consolidated Financial Data and with our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Special Note Regarding Forward-Looking Statements” and “Risk Factors,” which are both included in Part 1 of this Form 10-K.

We operate on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. The fiscal years ended December 31, 2016 (“Fiscal 2016”), January 2, 2016 (“Fiscal 2015”) and January 3, 2015 (“Fiscal 2014”) were 52-week, 52-week and 53-week fiscal periods, respectively.

Overview

We are a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. We manage and report our operations in four segments with Foodservice, Retail and Convenience representing our core segments. Our fourth segment, Industrial, consists of sales to other food producers under short-term co-manufacturing arrangements. Foodservice is our largest segment and represented 54.0% of our net sales in Fiscal 2016. We have dedicated marketing and sales teams for each of our channels to serve the specific needs of our customers.

We market and distribute approximately 2,900 SKUs across all day parts in multiple product categories, including: (1) ready-to-eat sandwiches (such as breakfast sandwiches, PB&J sandwiches and hamburgers); (2) sandwich components (such as flame-grilled hamburgers and chicken patties and Philly steaks); and (3) other entrées and snacks (such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites). In Fiscal 2016, 66.7% of our net sales were attributable to the fast-growing ready-to-eat sandwiches and sandwich component categories. Our products are shipped frozen to our customers and sold under our commercial and Retail brands, as well as private label and licensed brands.

In January 2015, we acquired the wholesale business and production assets of Landshire, an Illinois-based producer and marketer of a wide variety of sandwiches, including patties, subs, wedges, breakfast offerings and specialty items. In April 2015, we acquired the business and production assets of Better Bakery, a producer and marketer of high quality, premium stuffed sandwiches and other licensed products. These acquisitions added a complementary new set of premium products to our portfolio and provided us with additional sandwich assembly and bakery capacity. In October 2016, we acquired all of the outstanding voting interests of Allied, a producer of raw and cooked beef and chicken Philly steak products. The acquisition of Allied brings us additional sandwich component production capacity and expands our market position in the Philly steak platform by providing entry into fully-cooked product offering and expands our geographic reach.

Certain monetary amounts, percentages and other figures included in this section have been subject to rounding. As a result, some of the percentage amounts in this section have been calculated on the basis of such rounded figures. For this reason, such percentage amounts may vary from those obtained by performing the same calculations using the figures in the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K. Also, some amounts that appear in this section may not sum due to rounding.

Key Factors Affecting Our Results of Operations

Key factors that have influenced our results of operations and may do so in the future include:

•	Industry Trends. The drivers underpinning growth in our end markets include increases in gross domestic product, employment levels and personal consumption expenditures. Growth in our industries is also impacted by changes in the number of restaurants and Convenience stores, shifts toward value-added, convenient and easy-to-prepare foods. We are well-positioned to benefit from these underlying growth trends, as well as emerging consumer preferences, given our product portfolio and segment orientation.

•	Business Mix. Our growth and profitability characteristics vary by product category and market segment. Therefore, changes in our mix may impact our profitability and growth profile as business mix is a component of our sales volume. For example, to the extent that our mix shifts towards higher value-added products, such as breakfast sandwiches, our financial performance will be positively impacted. Further, our fourth segment, Industrial, opportunistically sells to other food producers under short-term co-manufacturing agreements based on our available capacity in order to optimize capacity utilization. Due to the lower margin nature of this business, we have strategically reduced the percentage of net sales generated by this segment from 15.7% of net sales in Fiscal 2013 to 5.0% in Fiscal 2016.

•	Pricing Methodology. Our pricing is driven by the value-added nature of our products, our market share position and our differentiated value proposition to our customers due to our scale, broad product portfolio, customization capabilities, national distribution and food safety track record. Our financial performance depends on our ability to price effectively with our customers. We proactively adjust pricing frequently in order to reflect input cost movements with minimal lag time. In early 2014, we re-engineered our pricing methodology and now utilize forward looking raw materials indices to set prices rather than trailing market indices. As a result, our pricing reflects our underlying raw materials costs in a more timely and accurate manner. Only 17.9% of our net sales in Fiscal 2016 were subject to annually-renewed fixed price arrangements and we have a high level of flexibility to adjust pricing across the remainder of our business.

We price our products through price list, index pricing and annually-renewed fixed price arrangements, which accounted for 73.6%, 8.5% and 17.9%, respectively, of our net sales in Fiscal 2016.

•	Price List Arrangements. Our price list arrangements generally allow us to proactively update prices to reflect anticipated raw material prices, competitive dynamics and marketing strategies, subject to contractual limits on frequency and minimum notice requirements.

•	Index Pricing Arrangements. Under these arrangements, we pass-through actual increases or decreases in raw material or conversion costs to our customers.

•	Fixed Pricing Arrangements. These arrangements guarantee customers a fixed price for products for a contractually-set period of time, usually 12 months. Our fixed prices for the agreed upon contractual term are based on forward looking raw materials indices and reflect expected raw material costs over the term of the contract.

•	Raw Material Costs. Raw material costs typically comprise approximately three-fourths of our cost of goods sold, with beef, poultry and pork accounting for approximately half of our cost of goods sold. Other raw materials, such as bread, breadings, cheese, eggs, seasonings, soy proteins and packing, comprise the remainder. Raw material costs fluctuate due to changing market conditions and changing consumer preferences. Our results of operations will continue to depend on our ability to manage raw material cost movements through forward purchase orders, strategic sourcing, non-cancelable contracts and by passing on such cost increases to customers.

•

APF Way. Our APF Way continuous improvement program has revamped our cost structures, budgeting tools and pricing methodology. The APF Way uses a data-driven analytical framework to drive growth and profitability through improved commercial decision-making, excellence in sales and marketing and improved productivity in procurement, logistics and production. We believe that the APF Way has fundamentally changed the cost structure of our business and has been a major factor in our recent volume, sales and profitability growth. We expect that the APF Way will continue to be a key factor in our performance.

•	Seasonality. Our quarterly operating results are affected by seasonal fluctuations in our net sales and operating income. Because schools comprise a significant portion (approximately 30%) of our Foodservice customer base, sales of our products tend to be lower during the summer months and rise significantly during the autumn “back to school” period. In addition, seasonal fluctuations in the demand for beef and other proteins tend to cause seasonal variations in raw material costs, which tend to rise in the winter and spring and decline during the summer months. The seasonality factors can cause our operating results and use of cash for working capital requirements to fluctuate during the fiscal year, with our working capital balances typically rising in the first three quarters of the year.

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

Cost of goods sold. Cost of goods sold includes the following:

•	Raw materials costs, including costs for proteins, such as beef, poultry, pork and other food ingredients such as bread, breadings, cheese, eggs, seasonings and soy proteins;

•	Packaging supply costs, including costs for corrugated fiberboard and plastic packaging materials; and

•	Conversion costs, which represent all costs necessary to convert raw materials into finished product. Conversion costs include direct and indirect labor and plant overhead such as equipment rent, natural gas and other utilities, insurance, property taxes and depreciation. We periodically enter into hedging contracts to manage fluctuations in our natural gas costs, the effect of which is reflected in cost of goods sold.

Distribution expenses. We primarily use third-party logistics providers to transport our products (1) between our production facilities (2) from our production facilities to our distribution centers and (3) from our distribution centers and production facilities to our customers. Our freight and distribution costs are influenced by diesel fuel costs as well as the capacity within the industry. We periodically enter into hedging contracts to manage fluctuations in diesel fuel costs, the effect of which is reflected in distribution expenses. Distribution expenses also include warehousing costs related to our leased facility in Enid, Oklahoma and costs related to the third-party logistics providers we utilize (which are mainly in Cincinnati, Ohio and Rockmart, Georgia).

Selling, General and Administrative Expenses. Selling, general and administrative expenses include the following:

•	Sales and marketing expenses, including salaries, wages and incentives for our sales and marketing personnel, broker commissions, sales-related travel and entertainment expenses and other marketing and advertising expenses. Our marketing programs also include costs relating to the execution of in-store product demonstrations, trade shows and samples provided to prospective customers;

•	R&D expenses, including salaries, wages and incentives for our internal R&D personnel, and direct costs for external research and line testing;

•	General and administrative expenses, including salaries, wages and incentives for our management and general administrative personnel, depreciation of non-production property and equipment, amortization of intangible assets, information technology licensing and maintenance costs, insurance, travel and other operating expenses;

•	Stock-based compensation expense related to stock awards granted to employees and directors. For a discussion of stock-based compensation expense, see “Critical Accounting Policies and Estimates —Stock-Based Compensation” in this Management’s Discussion and Analysis;

•	Management, advisory and consulting fees and expense reimbursements paid, prior to our IPO, to Oaktree, and, prior to September 30, 2015, to Maine Street Holdings, Inc., a management company controlled by our minority stockholders. Upon consummation of our IPO, we paid Oaktree an aggregate success fee of $9.0 million on July 20, 2016 pursuant to the management services agreement, which was terminated on July 20, 2016; and

•	Professional fees to service providers including accounting and legal fees. As a recently registered public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, which will be reflected as selling, general and administrative expenses.

Restructuring expenses. From time to time, we initiate restructuring activities in order to integrate acquired businesses, improve the efficiency of our production and distribution network and consolidate and reorganize our management and support functions. For example:

•	In Fiscal 2013, we undertook various programs to improve our commercial effectiveness and reduce operating costs. These actions continued into Fiscal 2014 and Fiscal 2015 and included (1) the consolidation of the business unit leadership and shared services teams in our Cincinnati (Ohio) facilities and the closure of our administrative office located in Edmond (Oklahoma); (2) the reorganization of our senior leadership team; and (3) the implementation of staffing reductions and facility closures in production, logistics and commercial operations. The costs to implement these programs were primarily incurred in Fiscal 2014; and

•	In Fiscal 2015, we integrated the assets acquired from Landshire and Better Bakery and reconfigured production lines at our plant in Portland, Maine to re-launch our Barber stuffed entrées.

Expenses associated with restructuring initiatives affecting our production and distribution network are reflected as a separate component in determining gross profit. Expenses associated with restructuring initiatives affecting our selling, marketing and general administration functions are a separate cost component in determining operating income.

Benefit/Provision for income taxes. We are subject to U.S. federal income taxes and income taxes in certain states. However, we have favorable tax attributes, such as significant tax-deductible depreciation and amortization and U.S. federal and state net operating loss carryovers (“NOLs”), which resulted in minimal income tax expense and cash paid for income tax during Fiscal 2016, Fiscal 2015 and Fiscal 2014. The majority of our income tax expense consists of non-cash provisions for deferred tax liabilities. In Fiscal 2016, we continued the trend that began in the first quarter of Fiscal 2015 of realizing pretax income, and our taxable cumulative income in the recent past became positive. In addition, our forecasts for fiscal 2017 indicated continued pre-tax income. Further, we were able to refinance our debt during Fiscal 2016 on more favorable terms which has and will continue to result in significant annual savings. After considering these factors, along with reviews of forecasts of future taxable income and expected utilization of tax attributes prior to their expiration, we determined that the positive evidence outweighed the negative evidence and concluded, in Fiscal 2016, that it was more likely than not that our deferred tax assets were realizable. As a result, we made the determination to release the full valuation allowance of $109.7 million in Fiscal 2016. Our effective tax rates for Fiscal 2016, Fiscal 2015 and Fiscal 2014 are different from the expected federal rate of 35% in part due to the utilization of deferred tax assets and the release of the valuation allowances.

Key Performance Indicators

Key performance indicators that we use to manage our business and evaluate our financial results and operating performance include:

Net Sales. We evaluate net sales on a consolidated basis and in each segment as a measure of volume growth, pricing effectiveness, business optimization and trade promotion allowance management.

Adjusted EBITDA. Adjusted EBITDA represents net income (loss) before interest expense, income tax expense, depreciation and amortization, as well as certain non-cash and other adjustment items. We present Adjusted EBITDA as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under US generally accepted accounting principles (“GAAP”) can provide alone. We also believe that Adjusted EBITDA is useful to investors in evaluating our operating performance because it provides a means to evaluate the operating performance of our business on an ongoing basis using criteria that our management uses for evaluation and planning purposes. Because Adjusted EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, our management also uses Adjusted EBITDA in measuring our performance relative to that of our competitors, in communications with our board of directors concerning our operating performance and in evaluating acquisition opportunities. In addition, targets for Adjusted EBITDA are among the measures we use to evaluate our management’s performance for purposes of determining their compensation. We also believe that the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, our definition of Adjusted EBITDA may not be the same as similarly titled measures used by other companies.

Adjusted Net Income (loss). Adjusted Net Income (loss) represents net income (loss) before the release of the deferred tax asset valuation allowance, debt refinancing charges, impairment charges, restructuring expenses, sponsor fees and expenses, merger and acquisition expenses, public filing expenses and other adjustment items. We present Adjusted Net Income (loss) as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. We also believe that the presentation of Adjusted Net Income (loss) is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours.

However, our definition of Adjusted Net Income (loss) may not be the same as similarly titled measures used by other companies.

Adjusted Diluted Net Income (loss) per Share. Adjusted Diluted Net Income (loss) per Share represents the diluted per share value of Adjusted Net Income (loss). We present Adjusted Diluted Net Income (loss) per Share as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. We also believe that the presentation of Adjusted Diluted Net Income (loss) per Share is useful to investors because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, our definition of Adjusted Diluted Net Income (loss) per Share may not be the same as similarly titled measures used by other companies.

Adjusted Net Income (loss), Adjusted Diluted Net Income (loss) per Share and Adjusted EBITDA are non-GAAP financial measures. Reconciliations to the nearest GAAP measures are included below in this Management’s Discussion and Analysis.

Consolidated Results of Operations

During Fiscal 2016, we achieved strong results from operations due to unit volume growth in our core segments, positive net price realization, and productivity improvements. These results were partially offset by higher corporate expenses related to the completion of the IPO. Sales decreased for Fiscal 2016 primarily due to strategic pricing reductions to reflect lower raw material costs and the elimination of non-core Industrial volume, partially offset by unit volume growth in our core segments and acquisitions. We continued to execute our continuous improvement strategy by delivering volume growth in key channels and product categories, driving productivity improvements across the organization and developing talent for the future.

Our consolidated results of operations were as follows:

($ in millions)	Fiscal 2016		Fiscal 2015		Fiscal 2014
Net sales	$1,568.3	100.0%	$1,611.6	100.0%	$1,577.6	100.0%
Cost of goods sold	1,051.6	67.1%	1,158.2	71.9%	1,227.1	77.8%
Distribution expenses	93.6	6.0%	96.5	6.0%	99.3	6.3%
Restructuring expenses	—	0.0%	2.5	0.2%	2.0	0.1%

Gross profit	423.1	27.0%	354.4	21.9%	249.2	15.8%
Selling, general and administrative expenses	224.2	14.3%	196.2	12.2%	167.6	10.6%
Restructuring expenses	0.1	0.0%	2.2	0.1%	5.3	0.3%
Other expense, net	14.8	0.9%	5.6	0.3%	0.2	0.0%

Operating income	184.0	11.7%	150.4	9.3%	76.1	4.8%
Interest expense	104.7	6.7%	104.4	6.5%	105.6	6.7%

Income (loss) before income taxes	79.3	5.1%	46.0	2.8%	(29.5)	(1.9)%
Income tax (benefit) provision	(57.0)	(3.7)%	8.9	0.5%	8.4	0.5%

Net income (loss)	$136.3	8.8%	$37.1	2.3%	$(37.9)	(2.4)%

During Fiscal 2016, we generated $198.4 million of cash flows from operating activities. At December 31, 2016, we had approximately $224.1 million of liquidity, which represents availability under our revolving credit facility plus cash and cash equivalents. We started the fiscal year with liquidity of $129.9 million. The increase was primarily driven by net cash flows from operating and financing activities. We believe liquidity is a useful measure as it provides investors with information regarding cash available to us at short notice.

As more fully discussed in “Liquidity and Capital Resources” below, during Fiscal 2016, we acquired all of the outstanding stock of Allied, a manufacturer of raw and cooked beef and chicken Philly steak products for a purchase price of $62.3 million (net of cash acquired) and effected various refinancing transactions, primarily aimed at reducing our cost of capital, and prepaid $205 million of our long-term debt using the proceeds from the IPO.

Fiscal 2016 compared to Fiscal 2015

Net Sales. Net sales for Fiscal 2016 were $1,568.3 million, a decrease of $43.3 million, or 2.7%, compared to $1,611.6 million for Fiscal 2015. Net sales decreased by $47.4 million due to lower average sales prices, partially offset by changes in sales volume, business mix and acquisitions, which together increased net sales by $4.1 million, or 0.2%. The following table outlines the factors that impacted our net sales:

Consolidated ($ in millions)	2016 vs 2015 $	2016 vs 2015%
Net sales change	(43.3)	-2.7%
Change attributable to acquisition	19.4	+1.2%
Change attributable to core segment volume	37.8	+2.3%
Change attributable to core-segment mix	(4.7)	-0.3%
Change attributable to elimination of non-core Industrial volume	(48.4)	-3.0%
Change attributable to average sales price	(47.4)	-2.9%

Net sales increased due to volume from acquisitions of $19.4 million, or 1.2% and core segment volume growth of $37.8 million, or 2.3%. Net sales decreased primarily due to the elimination of non-core Industrial volume of $48.4 million, or 3.0% and core segment mix of $4.7 million, or 0.3%.

Average sales prices decreased primarily due to a series of strategic pricing actions to reflect lower raw materials costs of $50.1 million, or 3.1%, partially offset by productivity improvements of $2.7 million, or 0.2%, due to more effective promotion management.

Cost of goods sold. Cost of goods sold for Fiscal 2016 was $1,051.6 million, a decrease of $106.6 million, or 9.2%, compared to $1,158.2 million for Fiscal 2015. As a percent of net sales, cost of goods sold was 67.1% in Fiscal 2016 compared with 71.9% in Fiscal 2015, an improvement of 480 basis points. The decrease in cost of goods sold was primarily due to lower market prices for raw materials and better than market purchases, which reduced costs of goods sold by $87.9 million, productivity improvements, which reduced cost of goods sold by $25.2 million, and volume, which reduced cost of goods sold by $5.7 million. The decrease in cost of goods sold was partially offset by higher other input costs, such as labor inflation, utilities and other manufacturing costs, which increased cost of goods sold by $12.2 million.

Distribution expenses. Distribution expenses for Fiscal 2016 were $93.6 million, a decrease of $2.9 million, or 3.0%, compared to distribution expenses of $96.5 million for Fiscal 2015. Distribution expenses decreased by $3.3 million due to productivity improvements and $0.1 million due to lower administrative costs, partially offset by an increase of $0.5 million due to higher sales volume.

Gross profit. Gross profit for Fiscal 2016 increased by $68.7 million to $423.1 million, or 27.0% of net sales compared to $354.4 million, or 21.9% of net sales, for Fiscal 2015, reflecting an increase of 510 basis points. The increase in gross profit was primarily due to productivity improvements, positive price realization (net of raw material cost movements) and contributions from volume and acquisitions, partially offset by other increases in costs of goods sold. The following table outlines the factors that impacted our gross profit:

	Change in Gross Profit (in millions)	Change in Gross Profit (in basis points)
Productivity improvements	$31.2	200
Pricing, net of inflation	36.8	310
Volume	6.1	60
Acquisitions	3.1	(10)
Other factors	(8.5)	(50)

	$68.7	510

Selling, general and administrative expenses. Selling, general and administrative expenses for Fiscal 2016 were $224.2 million, or 14.3% of net sales, compared with $196.2 million, or 12.2% of net sales, for Fiscal 2015. The primary factors impacting selling, general and administrative expenses are summarized in the table below:

(in millions)	Fiscal 2016 Vs Fiscal 2015
Non-cash stock compensation expense	$14.3
Salaries and benefits	7.5
Marketing and research and development	7.2
Management, advisory and consulting fees	(4.3)
Other	3.3

Total	$28.0

The increase in non-cash stock compensation expense is, in part, a result of the increase in the fair value of unvested restricted stock awards due to the increase in the price of our common stock through the effective date of the IPO. The increase was also impacted by $3.8 million of charges related to the acceleration of certain restricted stock awards, new stock awards granted during the year and normal vesting of awards. Selling, general and administrative expenses in Fiscal 2016 increased 14% compared to Fiscal 2015. Some of these expenses are expected to recur as they relate to increased costs of being a public company.

Other expense, net. Other expense, net for Fiscal 2016 consisted primarily of the $9.0 million success fee paid to Oaktree, in connection with our IPO and certain public filing expenses of approximately $5.0 million. Other expense, net for Fiscal 2015 consisted primarily of integration, merger and acquisition expenses, partially offset by income associated with a product recall claim.

Interest expense. Interest expense for Fiscal 2016 was $104.7 million, an increase of $0.3 million, compared to $104.4 million for Fiscal 2015. Excluding charges related to refinancing, interest expense decreased $27.2 million or 26.0% due to lower rates and lower borrowings. This reduction was offset by refinancing charges of $27.6 million as presented below:

(in millions)	Fiscal 2016	Fiscal 2015
Interest accrued	$71.4	$94.3
Write off of deferred loan fees and original issue discount related to debt extinguishments	12.1	—
Debt issuance costs	14.3	—
Prepayment premium in June 2016 on repayment of prior term loans	1.2	—
Amortization of loan origination fees and original issue discount	5.8	10.1

Interest Expense	$104.7	$104.4

Income tax benefit/provision. We recognized a tax benefit of $57.0 million in Fiscal 2016, which resulted in an effective federal tax rate of (71.9)%. The significant improvement over the effective federal tax rate of 19.4% for Fiscal 2015 was primarily due to the utilization of deferred tax assets and the release of valuation allowances that are discussed above in this Management’s Discussion and Analysis.

Net income. Net income for Fiscal 2016 was $136.3 million, an increase of $99.2 million, compared to $37.1 million for Fiscal 2015. This increase was a result of improved gross profit and the release of income tax valuation allowances, partially offset by an increase in selling, general and administrative expenses.

Fiscal 2015 compared to Fiscal 2014

Net sales. Net sales for Fiscal 2015 were $1,611.6 million, an increase of $34.0 million, or 2.2%, compared to $1,577.6 million of net sales for Fiscal 2014. Net sales increased by $76.0 million, or 4.8%, due to higher average sales prices, partially offset by changes in sales volume, business mix and acquisitions, which reduced net sales by $42.0 million, or 2.6%.

Average sales prices increased due to a series of strategic pricing actions to recover higher raw material costs, which increased net sales by $54.8 million, and the benefit of more effective trade promotion allowance management, resulting in lower sales discounts, which increased net sales by $21.2 million. Average sales prices increased across our segments largely due to the continued effect of the significant increase in protein costs in 2014.

Sales volume was lower due to the elimination of sales under lower margin contracts in our Industrial segment, which reduced net sales by $63.1 million, and the absence of a 53rd week, which reduced net sales by $31.4 million, partially offset by sales volume attributable to acquisitions, which increased net sales by $48.9 million. Excluding these items, changes in sales volume and business mix contributed $3.6 million to net sales.

Cost of goods sold. Cost of goods sold for Fiscal 2015 was $1,158.2 million, a decrease of $68.9 million, or 5.6%, compared to $1,227.1 million of cost of goods sold for Fiscal 2014. Cost of goods sold decreased by $46.3 million due to lower sales volume and $44.3 million due to productivity improvements. The decrease in cost of goods sold was partially offset by higher raw material costs, which increased cost of goods sold by $21.7 million. Higher raw material costs were primarily driven by increases in the cost of protein.

Distribution expenses. Distribution expenses for Fiscal 2015 was $96.5 million, a decrease of $2.8 million, or 2.8%, compared to $99.3 million of distribution expenses in Fiscal 2014. Distribution expenses increased by $0.1 million due to lower sales volume and $6.4 million due to productivity improvements, which was partially offset by an increase of $3.5 million due to higher warehouse costs and inflation.

Gross profit. Gross profit for Fiscal 2015 increased by $105.2 million to $354.4 million, or 22.0% of net sales, compared to $249.2 million, or 15.8% of net sales, for Fiscal 2014, reflecting an increase of 620 basis points. Gross profit increased primarily due to more effective trade promotion allowance management and other productivity improvements, positive price realization net of raw material cost movements, and contributions from acquisitions, partially offset by increases in distribution expenses and the absence of a 53rd week. The following table outlines the factors that impacted our gross profit:

	Change in Gross profit (in millions)	Change in Gross Profit (in basis points)
Productivity improvements	$71.9	430
Pricing, net of inflation	33.2	150
Acquisitions	10.1	—
53rd week	(4.9)	10
Other factors	(5.1)	30

	$105.2	620

Selling, general and administrative expenses. Selling, general and administrative expenses for Fiscal 2015 were $196.2 million, or 12.2% of net sales, compared with $167.6 million, or 10.6% of net sales, for Fiscal 2014. The primary factors impacting selling, general, and administrative expenses are summarized in the table below:

(in millions)	Fiscal 2015 Vs Fiscal 2014
Non-cash stock compensation expense	$14.5
Salaries and benefits	12.3
Marketing and research and development	1.1
Management, advisory and consulting fees	(2.8)
Other	3.5

Total	$28.6

Other expense, net. Other expense, net for Fiscal 2015 consisted primarily of $6.2 million of acquisition expenses and $1.2 million of loss on disposal of property, plant and equipment, partially offset by $2.0 million of income associated with a product recall claim, net of deductibles, under our product contamination insurance policy.

Interest expense. Interest expense was $104.4 million for Fiscal 2015, a decrease of $1.2 million, or 1.1%, compared to $105.6 million for Fiscal 2014. This decrease was due to lower average outstanding borrowings under our prior term loans.

Provision for income taxes. We paid minimal cash for income tax in both Fiscal 2015 and Fiscal 2014 because in Fiscal 2014, we incurred a $14.8 million operating loss, net of taxes, and in Fiscal 2015, we utilized $14.6 million of net operating loss carryovers, net of taxes, to offset taxable income. Income tax expense for Fiscal 2015 was $8.9 million compared to $8.4 million for Fiscal 2014, which in each case related primarily to recognition of deferred income tax liabilities and current state taxes.

Net income (loss). Net income for Fiscal 2015 was $37.1 million, an increase of $75.0 million, compared with a net loss of $37.9 million for Fiscal 2014. This improvement in net income was a result of the factors discussed above.

Segment Results

We operate in four segments: Foodservice, Retail, Convenience and Industrial. Our sales and operating income by segment were as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales
Foodservice	$849.9	$886.1	$829.6
Retail	409.6	396.0	399.6
Convenience	229.8	201.8	159.7
Industrial	78.9	127.7	188.7

Total	1,568.3	1,611.6	1,577.6

Operating income (expenses)
Foodservice	168.3	134.3	70.6
Retail	38.3	28.5	13.5
Convenience	38.9	29.8	18.2
Industrial	3.1	2.8	2.0
Unallocated corporate expenses, net	(64.6)	(45.0)	(28.2)

Total	$184.0	$150.4	$76.1

Foodservice.

	Increase (Decrease)
($ in millions)	Fiscal 2016 vs Fiscal 2015	Fiscal 2015 vs Fiscal 2014
Net sales change	$(36.2)	$56.5
Net sales % change	-4.1%	+6.8%
% change attributable to acquisitions	+1.3%	+1.5%
% change attributable to sales volume	-0.6%	-0.2%
% change attributable to mix	-2.3%	-2.0%
% change attributable to average sales price	-2.5%	+7.5%
Operating income change	$34.0	$63.7
Operating margin basis points change	460	660

Fiscal 2016 vs Fiscal 2015

Sales volume. The sales volume decrease for the segment in Fiscal 2016 was due to lower demand for fruit cups in schools and slower restaurant traffic affecting our national chains and business mix with our street customers, partially offset by growth in school sandwich and acquisition volume.

Average sales price. Sales prices for the segment decreased in Fiscal 2016 due to strategic price and trade spend investments to reflect lower raw material costs and investment in volume growth.

Operating income. Operating income and operating margins for the segment improved in Fiscal 2016 due to productivity improvements and positive price realization net of raw material, partially offset by the decline in sales volume and other input cost movements.

Fiscal 2015 vs Fiscal 2014

Sales volume. Foodservice sales volume was lower due to the absence of a 53rd week, which reduced Foodservice net sales by $16.9 million, partially offset by Foodservice sales volume attributable to acquisitions, which increased Foodservice net sales by $2.5 million. Excluding these items, changes in sales volume and business mix contributed $8.3 million to Foodservice net sales primarily due to increased volume with schools and restaurant chains, partially offset by a small decrease in volume with certain Foodservice distributors.

Average sales price. Foodservice average sales prices increased due to a series of strategic pricing actions to recover higher raw material costs, which increased Foodservice net sales by $49.8 million, and the benefit of more effective trade promotion allowance management, which increased Foodservice net sales by $12.8 million.

Operating income. Foodservice operating income margin increased primarily due to more effective trade promotion allowance management and other productivity improvements and positive price realization net of raw material and other input cost movements.

Retail.

	Increase (Decrease)
($ in millions)	Fiscal 2016 vs Fiscal 2015	Fiscal 2015 vs Fiscal 2014
Net sales change	$13.6	$(3.6)
Net sales % change	+3.4%	-0.9%
% change attributable to acquisitions	+0.7%	+1.4%
% change attributable to sales volume	+3.6%	-2.4%
% change attributable to mix	+3.0%	-0.8%
% change attributable to average sales price	-3.9%	+0.9%
Operating income change	$9.8	$15.0
Operating margin basis points change	210	380

Fiscal 2016 vs Fiscal 2015

Sales volume. The increase in sales volume and mix for the segment in Fiscal 2016 compared to Fiscal 2015 was due to expanded distribution and incremental promotions and, to a lesser extent, acquisitions.

Average sales price. The average sales price in the segment decreased in Fiscal 2016 due to a combination of trade promotion allowances to support growth initiatives and strategic price investments to reflect lower raw material costs.

Operating income. Operating income and operating margin in the segment improved in Fiscal 2016 primarily as a result of higher volume sales, productivity improvements, and positive price realization net of raw material movements, partially offset by other input cost movements.

Fiscal 2015 vs Fiscal 2014

Sales volume. Retail sales volume was lower due to the absence of a 53rd week, which reduced Retail net sales by $7.6 million, partially offset by Retail sales volume attributable to acquisitions, which increased Retail net sales by $14.8 million. Excluding these items, changes in sales volume and business mix reduced Retail net sales by $14.4 million primarily due to a temporary decline in sales of stuffed entrées following a product recall during Fiscal 2015, partially offset by increased private label sandwich volume.

Average sales price. Retail average sales prices increased due to more effective trade promotion allowance management, which increased Retail net sales by $7.0 million, partially offset by strategic price decreases, which reduced Retail net sales by $3.4 million.

Operating income. Retail operating income margin increased primarily due to more effective trade promotion allowance management and other productivity improvements and positive price realization net of raw material and other input costs movements.

Convenience.

	Increase (Decrease)
($ in millions)	Fiscal 2016 vs Fiscal 2015	Fiscal 2015 vs Fiscal 2014
Net sales change	$28.0	$42.1
Net sales % change	+13.9%	+26.4%
% change attributable to acquisitions	+1.6%	+7.4%
% change attributable to sales volume	+14.2%	+4.5%
% change attributable to mix	+1.6%	+12.0%
% change attributable to average sales price	-3.5%	+2.5%
Operating income change	$9.1	$11.6
Operating margin basis points change	220	340

Fiscal 2016 vs Fiscal 2015

Sales volume. Sales volume for the segment increased in Fiscal 2016 due to higher volume across our key product categories due to new product placements and existing customers opening new locations. In addition, acquisitions in Fiscal 2015 caused increases in net sales for Fiscal 2016.

Average sales price. Average sales price for the segment decreased in Fiscal 2016 due to strategic price and trade investments to grow volume and to reflect lower raw material costs.

Operating income. Operating income and operating margin for the segment improved in Fiscal 2016, primarily as a result of higher sales volume, productivity improvements, and positive price realization net of raw material movements, partially offset by other input cost movements.

Fiscal 2015 vs Fiscal 2014

Sales volume. Convenience sales volume was lower due to the absence of a 53rd week, which reduced Convenience net sales by $3.2 million, partially offset by Convenience sales volume attributable to acquisitions, which increased Convenience net sales by $31.4 million. Excluding these items, changes in sales volume and business mix contributed $9.9 million to Convenience net sales primarily due to higher volume across our main product categories as a result of new customers and existing customers opening new locations.

Average sales price. Convenience average sales prices increased due to a series of strategic pricing actions to recover higher raw material costs, which increased Convenience net sales by $2.6 million, and the benefit of more effective trade promotion allowance management, which increased Convenience net sales by $1.4 million.

Operating income. Convenience operating income margin increased primarily due to more effective trade promotion allowance management, other productivity improvements and positive price realization net of raw material and other input cost movements.

Industrial.

	Increase (Decrease)
($ in millions)	Fiscal 2016 vs Fiscal 2015	Fiscal 2015 vs Fiscal 2014
Net sales change	$(48.8)	$(61.0)
Net sales % change	-38.2%	-32.3%
% change attributable to acquisitions	+1.5%	+1.0%
% change attributable to sales volume	-34.2%	-32.1%
% change attributable to mix	-3.7%	-4.3%
% change attributable to average sales price	-1.8%	+3.1%
Operating income change	$0.3	$0.8
Operating margin basis points change	170	110

Fiscal 2016 vs Fiscal 2015

Sales volume. The sales volume decrease for the segment in Fiscal 2016 was primarily a result of the elimination of sales under lower margin contracts, partially offset by acquisitions volume.

Average sales price. Average sales prices for the segment decreased in Fiscal 2016 due to index pricing adjustments to reflect lower raw material costs.

Operating income. Operating income and operating margin for the segment increased in Fiscal 2016 primarily as a result of the elimination of lower margin contracts and acquisitions.

Fiscal 2015 vs Fiscal 2014

Sales volume. Industrial sales volume was lower due to the elimination of sales under lower margin contracts, which reduced Industrial net sales by $63.1 million, and the absence of a 53rd week, which reduced Industrial net sales by $3.7 million.

Average sales price. Industrial average sales prices increased due to index pricing increases to reflect higher raw material costs, which increased Industrial net sales by $5.8 million.

Operating income. Industrial operating income margin increased primarily due to the elimination of lower margin contracts and pricing actions to recover historical cost inflation.

Non-GAAP Financial Measures

The following table presents our Adjusted EBITDA, Adjusted Net Income (loss) and Adjusted Diluted Net Income (loss) Per Share, which are all non-GAAP measures. Following the table are reconciliations of such non-GAAP measures to the most comparable GAAP measure:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Adjusted EBITDA	$300.2	$260.2	$170.5
Adjusted Net Income (loss)	$124.4	$66.8	$(4.3)
Adjusted Diluted Net Income (loss) Per Share	$1.73	$1.01	$(0.07)

The following table shows the reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income (loss)	$136.3	$37.1	$(37.9)
Interest expense	104.7	104.4	105.6
Income tax (benefit) provision	(57.0)	8.9	8.4
Depreciation and amortization expense	64.7	62.9	58.0

EBITDA	248.7	213.3	134.1
Restructuring expenses (a)	0.1	4.7	7.3
Non-cash stock based compensation expense (b)	31.5	17.2	2.7
Sponsor fees and expenses (c)	14.2	11.9	16.0
Merger, acquisition and public filing expenses (d)	5.0	6.2	0.7
Product recalls (e)	(0.1)	4.4	—
Inventory step-up amortization (f)	0.3	1.3	—
Fair value adjustment to USDA commodity liability (g)	(0.6)	(0.1)	7.2
Other	1.1	1.3	2.5

Adjusted EBITDA	$300.2	$260.2	$170.5

(a)	Costs associated with reorganization and restructuring activities, business acquisitions, integration of acquired businesses and the implementation of the APF Way. Restructuring expenses primarily relate to costs associated with the restructure of the management team and consolidation of business unit operations.
(b)	Employee stock grants and other stock-based compensation, which we expense over the vesting period, based on the fair value of the award on the date of the grant or any subsequent modification date.
(c)	Quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other pre-IPO stockholders. For Fiscal 2016, the amount includes the $9.0 million success fee paid to Oaktree.
(d)	Merger and acquisition expenses related to the acquisitions of Landshire, Better Bakery and Allied, costs associated with other unconsummated transactions during Fiscal 2015 and Fiscal 2014 as well as certain public filing expenses in Fiscal 2016.
(e)	Costs associated with two product recalls, net of related reimbursements.
(f)	The impact on our cost of goods sold associated with the sale of inventories that had been written up to fair values in excess of historical cost in connection with acquisition purchase accounting.
(g)	Valuation adjustments associated with the change in the USDA stipulated value of commodity proteins pursuant to the USDA Commodity Reprocessing Program. We carry our net liability at a value equal to the USDA stipulated value which is updated annually.

The following table shows the reconciliation of Adjusted Net Income (loss) to net income (loss), the most directly comparable GAAP measure:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net income (loss)	$136.3	$37.1	$(37.9)
Reversal of deferred tax asset valuation allowance (a)	(59.4)	—	—
Charges related to refinancing and prepayment of credit facilities (b)	27.5	—	—
Restructuring expenses (c)	0.1	4.7	7.3
Sponsor fees and expenses (d)	14.2	11.9	16.0
Mergers, acquisition and public filing expenses (e)	5.0	6.2	0.7
Other (f)	0.7	6.9	9.6

Adjusted Net Income (loss) (g)	$124.4	$66.8	$(4.3)
Adjusted Diluted Net Income (loss) per Share	$1.73	$1.01	$(0.07)

(a)	Reversal of a portion of existing valuation allowances on net operating loss and other deferred tax benefits.
(b)	Charges related to refinancing of our credit facilities in June 2016, including write-off of deferred loan fees and original issue discounts, payments of debt issuance costs and prepayment penalties; and write-offs of deferred loan fees and original issue discounts in connection with the partial prepayment in July and December 2016 of a first lien term loan entered into on June 2, 2016 in the aggregate amount of $1,300,000, which matures on June 2, 2023 (the “2016 First Lien Term Loan”).
(c)	Costs associated with reorganization and restructuring activities, business acquisitions, integration of acquired businesses and the implementation of the APF Way. Restructuring expenses primarily relate to costs associated with the restructure of the management team and consolidation of business unit operations.
(d)	Quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other pre-IPO stockholders. For Fiscal 2016, the amount includes the $9.0 million success fee paid to Oaktree.
(e)	Merger and acquisition expenses related to the acquisitions of Landshire, Better Bakery and Allied, costs associated with other unconsummated transactions during Fiscal 2015 and Fiscal 2014 as well as certain public filing expenses in Fiscal 2016.
(f)	Primarily product recall costs and the impact on our cost of goods sold associated with the sale of inventories that had been written up to fair values in excess of historical cost in connection with acquisition purchase accounting. The amount in Fiscal 2014 primarily represents valuation adjustments associated with the change in the USDA stipulated value of commodity proteins pursuant to the USDA Commodity Reprocessing Program.
(g)	For Fiscal 2015 and Fiscal 2014, the estimated tax effects of the adjustments marked (b) to (f) above were determined to be insignificant, based on a comparison of the expected tax liability with and without such adjustments. This is due to a full valuation allowance in all jurisdictions at the time of the adjustment. For Fiscal 2016, the estimated tax effect of the adjustments was insignificant as the release of the valuation allowance resulted in no change to Adjusted Net Income with or without these adjustments. If not for the valuation allowance, these adjustments would be tax effected at the approximate blended tax rate of 39%.

Liquidity and Capital Resources

Overview

We have historically financed our liquidity requirements through internally generated funds, borrowings under our ABL facility and the issuance of other indebtedness.

As of December 31, 2016, we had $1.1 billion aggregate principal amount of indebtedness and $119.6 million of additional borrowings available under our ABL facility after giving effect to $5.5 million of outstanding letters of credit.

As more fully discussed in Note 10 of the Consolidated Financial Statements, on December 7, 2016, we issued $400 million of Senior Unsecured Notes, due December 16, 2024 (the “Senior Unsecured Notes”), used the net proceeds of $395.9 million, together with cash on hand, to repay $400 million of outstanding borrowings under our 2016 First Lien Term Loan, and concurrently effected a repricing amendment that resulted in a 75 basis point margin decrease in interest rates on the 2016 First Lien Term Loan, subject to certain limitations. The prepayment of $400 million on December 7, 2016 on the 2016 First Lien Term Loan was preceded, on July 20, 2016, by another voluntary prepayment in the amount of $205.0 million which was funded by a portion of the proceeds from the IPO. Accordingly, as of December 31, 2016, the only required future payment under our 2016 First Lien Term Loan was a single payment of $695.0 million due on the maturity date of June 2, 2023.

Our principal sources of funds are anticipated to be cash flows from operating activities and available borrowings under our ABL facility. We believe that we will generate cash flows from operating activities and have available borrowings under our ABL facility to provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including our scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures, anticipated dividends and other anticipated needs for at least the next twelve months. We may also decide to access the debt and equity markets to fund large acquisitions or pursue large capital expenditure projects not currently contemplated or to reduce our cost of capital.

On October 7, 2016, we acquired all of the outstanding stock of Allied, a manufacturer of raw and cooked beef and chicken Philly steak products, for a purchase price of $62.3 million (net of cash acquired). The purchase price was entirely funded from cash in place at the time of the acquisition.

We paid regular quarterly cash dividends of $0.14 per share in the third and fourth quarters of Fiscal 2016 (September 28, 2016 and December 6, 2016) and paid a dividend of $0.16 per share on March 6, 2017. The 2017 first quarter dividend reflects an increase of 14.3% and we expect to continue to pay regular quarterly cash dividends, subject to the approval of our Board of Directors.

We expect to make the first payment under the TRA during the fourth quarter of fiscal 2017, the timing and amount of which will depend on our taxable income for Fiscal 2016. However, we estimate that the payment in the fourth quarter of fiscal 2017 will be approximately $35.8 million plus interest at LIBOR plus 2% for the period April 17, 2017 through the date of payment. We expect to pay approximately half of the estimated value of the TRA payments in the first four years (2017-2020) and the balance between 2021 and 2055.

We expect to invest approximately $43.0 million for capital expenditures in fiscal 2017. Of this $43.0 million, approximately $23.0 million is expected to be spent on routine updates of our production facilities and information technology infrastructure, and the remainder is expected to be used for investments to support growth, innovation and productivity of our operations.

Our cash flows were as follows:

(in millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Cash flows provided by (used in):
Operating activities	$198.4	$157.2	$22.9
Investing activities	(100.6)	(108.3)	(20.9)
Financing activities	2.1	(44.5)	(2.1)

Cash Flows for Fiscal 2016 compared to Fiscal 2015

Operating Activities. Cash provided by operating activities increased $41.2 million in Fiscal 2016 compared with Fiscal 2015, primarily as a result of higher net income (excluding non-cash income and expenses) and working capital. We had lower working capital requirements due to consistent collections of accounts receivable, extended payment terms with suppliers and reduced inventory costs as a result of lower raw material costs.

Investing Activities. Cash used in investing activities for Fiscal 2016 decreased $7.7 million compared to Fiscal 2015 due to a $10.2 million reduction in cash used for acquisitions, partially offset by a $2.5 million increase in the purchase of property, plant and equipment.

Financing Activities. Cash provided by financing activities for Fiscal 2016 increased $46.7 million compared to Fiscal 2015 due primarily to a $28.7 million reduction in net repayments on our revolving line of credit (which had a balance of $0 outstanding at December 31, 2016 and January 2, 2016, and $28.7 million at January 3, 2015), and aggregate net proceeds from our IPO and refinancing transactions of $35.2 million, partially offset by $22.2 million of dividends paid following our IPO.

Cash Flows for Fiscal 2015 compared to Fiscal 2014

Operating Activities. Cash flows provided by operating activities for Fiscal 2015 increased $134.3 million compared to Fiscal 2014. The increase in cash flows provided by operating activities was primarily due to a $75.0 million increase in net income and a $39.4 million increase in cash from changes in working capital. As we increased our focus on working capital management as part of the implementation of the APF Way, we had lower working capital requirements due to faster collections of accounts receivable, extended payment terms with suppliers and reduced inventory costs as a result of lower raw material costs.

Investing Activities. Cash used in investing activities for Fiscal 2015 increased by $87.4 million compared to Fiscal 2014 primarily due to $72.5 million of cash used for acquisitions. In addition, our capital expenditures increased by $14.9 million, of which $10.2 million was for building improvements and equipment associated with integration of acquired businesses.

Financing Activities. Cash used in financing activities for Fiscal 2015 increased by $42.4 million compared to Fiscal 2014 primarily due to a $43.2 million reduction in borrowings under our ABL facility and a $2.0 million increase in amounts spent on share repurchases and loans to employees for income tax elections. This increase was partially offset by a $2.8 million decrease in long-term debt repayments driven by the timing of scheduled amortization payments in Fiscal 2015 versus Fiscal 2014.

Contractual Obligations

We have obligations to make future payments for goods and services under certain contractual arrangements. These contractual obligations secure the future rights to various assets and services to be used in the normal course of our operations. Long-term debt obligations are our principal payments on cash debt service obligations. Operating lease obligations are the future minimum rental payments required under the operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016. The following table summarizes these long term debt and operating lease contractual obligations as of December 31, 2016, and the estimated timing and effect that such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt obligations (1)	$1,095.0	$—	$—	$—	$—	$—	$1,095.0
Capital lease obligations (2)	40.6	2.6	2.4	2.4	2.4	2.4	28.4
Operating lease obligations	8.9	3.3	2.1	1.1	0.6	0.5	1.3
Interest payments related to long-term debt (3)	353.5	49.8	49.8	49.8	49.8	49.8	104.5
Earn-out consideration	9.9	6.6	3.3	—	—	—	—
Liabilities under the TRA (4)	254.2	35.8	57.2	18.1	17.2	17.0	108.9

Total contractual obligations	$1,762.1	$98.1	$114.8	$71.4	$70.0	$69.7	$1,338.1

(1)	Represents $695.0 million due on our 2016 First Lien Term Loan and $400.0 million due on our Senior Unsecured Notes.

(2)	Includes the interest component of capital leases.
(3)	Represents interest payments on our 2016 First Lien Term Loan calculated based on the interest rate in effect on December 31, 2016, and on our Senior Unsecured Notes.
(4)	The projected future payments of liabilities under the TRA are estimates based on current income tax laws and regulations. We expect to make the first payment in the fourth quarter of fiscal 2017, which we currently estimate to be approximately $35.8 million plus interest at LIBOR plus 2% for the period April 17, 2017 through the date of payment. The timing of payments will vary depending on a number of factors, including the amount and timing of taxable income that we generate and applicable tax rates.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates, judgments and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates and assumptions included in our financial statements are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. We consider the following to be either a critical accounting policy or a critical accounting estimate.

Revenue Recognition. We record revenue from food sales at the time that title and risk of loss transfers. Standard shipping terms for domestic customers are freight on board (“FOB”) destination. Based on these terms, title and risk of loss passes at the time the product is delivered to the customer. For the majority of our Canadian customers, shipping terms are FOB shipping point. Based on these terms, title and risk of loss passes at the time the product departs from our plant or warehouse. Revenue is recognized as the net amount to be received by us after deductions for estimated discounts, product returns, and other allowances. These estimates, for which the estimation methodology has been consistently applied during the periods presented, are based on historical trends and expected future payments. The discount, product return and other allowance rates for Fiscal 2016, Fiscal 2015 and Fiscal 2014 were 11.2%, 11.5% and 9.9%, respectively. Excluding discounts related to annual school bid fixed prices, the discount, product return and other allowance rates for the Fiscal 2016, Fiscal 2015 and Fiscal 2014 were 8.0%, 8.1% and 7.7%, respectively. See “Promotions” below.

Goodwill and Other Intangibles. Other intangibles include recipes, customer relationships, non-competition agreements, licensing agreements, water and sewer usage permits and certain trade names and trademarks. Assets acquired and liabilities assumed in connection with business combinations are recorded in accordance with ASC 805, “Accounting for Business Combinations.” Where amounts are recorded on a provisional basis, we consider the need for measurement period adjustments based upon additional information through the end of the measurement period, not to exceed one year. In accordance with ASC 350, “Intangibles—Goodwill and Other,” we are required to test reporting unit goodwill and intangibles with indefinite lives for impairment at least annually. Our annual impairment test is performed at the end of the third quarter; however, these tests are performed more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment are reviewed on a quarterly basis to determine if an impairment test is deemed necessary.

The annual impairment test is performed using a two-step process. In Step I, we compare the fair values of our reporting units with their respective carrying values. If the fair value exceeds the carrying value, Step II is not performed. However, if the carrying amount of a reporting unit exceeds its implied fair value, Step II is performed to determine the amount of any impairment. In Step II, we compare the implied fair value of goodwill to its carrying value. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss is recognized for the excess. In the annual goodwill impairment analyses, which were completed as of October 1, 2016, October 3, 2015 and September 27, 2014, the fair values were substantially more than the carrying amounts. As a result, no impairment charges were recorded in Fiscal 2016, Fiscal 2015 or Fiscal 2014.

Indefinite lived intangible assets other than goodwill are also evaluated annually, or more frequently when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. The fair values of trademarks and trade names are determined using a royalty rate method based on expected revenues by trademark or trade name. Our annual evaluations of indefinite-lived intangibles did not indicate an impairment during Fiscal 2016, Fiscal 2015 or Fiscal 2014. For Fiscal 2016, the Company elected to perform a step zero evaluation of its indefinite-lived intangible assets, which is a qualitative assessment. Factors considered by the Company in the qualitative assessment included financial performance as well as the result of the previous quantitative assessment performed in Fiscal 2014 in which the fair value of its indefinite-lived intangible assets exceeded its carrying amount by over 300%.

Intangible assets with finite lives are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” and are amortized over the estimated useful lives of such assets using either a method that is based on estimated future cash flows or on the straight-line basis. No indicators of impairment were observed during Fiscal 2016, Fiscal 2015 or Fiscal 2014 and, accordingly, no impairment was recorded during these periods.

In determining the fair value of our goodwill and other intangibles, we use certain assumptions and judgments in forecasting volume growth, sales, operating income, capital investments and discount rates based on economic projections, market influences, internal budgets, strategic plans and projected future cash flows. In Fiscal 2016, Fiscal 2015 and Fiscal 2014, there were no material changes in the method of accounting used to evaluate goodwill and other intangibles for impairment. Though assumptions and judgments used in the determination of fair value, are inherently uncertain, we believe our estimates are reasonable and do not expect such estimates to change materially. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to impairment losses that could be material.

Promotions. Promotions are an integral part of our sales and marketing strategy. Such promotions fall into two main categories: (1) trade promotions, reported as a component of net sales and (2) marketing and advertising costs, reported as a component of selling, general and administrative expenses.

Trade promotions offered by our Foodservice and Convenience segments are incurred to encourage distributors to stock and promote our products and to encourage operators, such as restaurants, hospitals and Convenience stores, to purchase and promote our products to their consumers. Trade promotions offered by our Foodservice segment also include discounts related to our annual school-bid-fixed-price-business. Trade promotions offered by our Retail segment are incurred to encourage Retailers, such as grocery stores, mass merchandisers and club stores, to offer temporary price reductions for the sale of our products to consumers, to obtain favorable display positions in their stores and to obtain shelf space. Trade promotions can be both variable in nature, such as when they are tied to product purchases and promotion performance, as well as fixed in nature, such as when they are tied to customer development, product placement and growth programs.

The costs related to distributor-related trade promotions offered by our Foodservice and Convenience segments are readily estimable and highly correlated to the shipments of products and contractual promotion dollars by customer. Trade promotion costs related to our school-bid-fixed price-business are also readily estimable and highly correlated to shipment of specific products. Operator-related trade promotion cost estimates are based on a combination of the allowances earned on direct shipment of proprietary products, contractual promotion dollars and historical performance by customer. Retail trade promotion costs are based on contractual promotion dollars related to fixed fees and estimated performance based on historical experience with similar promotional programs by product and customer. Trade promotion costs are charged in the period in which the product is shipped.

Our Foodservice, Convenience and Retail segments also incur marketing and advertising costs related to other customer and consumer programs aimed at promoting our products. Such programs include advertising, point of sale materials, in-store display incentives, trade shows, coupons and other programs. Most of the marketing and advertising costs (approximately 90%) are incurred by our Retail segment. All marketing and advertising costs are based on estimated performance, contractual promotion dollars and experience with similar promotional programs, and are expensed in the period incurred.

During Fiscal 2016, Fiscal 2015 and Fiscal 2014, there were no material changes to the way we accrue for promotional expenses. Though estimates and assumptions are used to calculate our promotion accruals, we believe our estimates are reasonable and do not expect such estimates to change materially. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. Trade promotions reported as a part of net sales that are subject to estimation represented 12.3%, 12.0% and 10.5% of net sales for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. A 10% change in our accruals for trade promotion and marketing at December 31, 2016 would impact pretax earnings by approximately $3.1 million and $0.4 million, respectively.

USDA Commodity Program. Under the provisions of the USDA Commodity Program, we receive government donated raw materials, which we process into finished food products for sale to schools. The agreement governing this program provides that, among other things, we bear the risk of loss, spoilage and obsolescence associated with both the donated raw materials as well as the finished goods that we produce from such donated raw materials.

Obligations under the USDA Commodity Program and the related raw material inventory are recorded at the USDA stipulated value at the date that we take possession of the raw materials. Upon delivery of the finished product to qualifying school customers, the inventory and associated liability are reduced or netted against each other. As a result, revenues and cost of goods sold related to sales under the USDA Commodity Program are recorded exclusive of the value of the donated raw materials. We rely on the accuracy and timely communication of product shipments from our distributors to qualifying school customers. If the information is inaccurate or untimely, we could temporarily over- or under-state our USDA Commodity inventory and the related liability.

There were no material changes to our method of accounting for this program in Fiscal 2016, Fiscal 2015 or Fiscal 2014. We do not believe there is any likelihood of a material change in the estimates or assumptions used to record the USDA Commodity inventory and related liability. If actual results are not consistent with our estimates or assumptions, a misstatement in our USDA Commodity inventory and related liability could occur; however, the impact of any such adjustment would not be material to our earnings.

Self-insurance. We are self-insured for certain employee medical benefits and workers’ compensation benefits and maintain stop-loss coverage in order to limit our exposure to significant employee medical and workers’ compensation claims. Self-insurance expenses are accrued based on estimates of the aggregate liability for uninsured claims incurred using historical claims experience, and the estimation methodology was consistently applied in Fiscal 2016, Fiscal 2015 and Fiscal 2014. We do not believe there is likelihood of a material change in the estimates or assumptions used to calculate our self-insurance liability. If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses that could be material. A 10% increase in the actuarial estimate at December 31, 2016 would not result in a material change to the self-insurance liability.

TRA. The TRA requires us to pay our pre-IPO stockholders 85% of any realized tax savings, in US federal, state, local and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize) as a result of the utilization of our and our subsidiaries’ tax attributes that originated during the pre-IPO period. The liability of $254.2 million that was recorded during the third quarter of Fiscal 2016 was determined by comparing our expected tax liability if the pre-IPO tax attributes are utilized with the expected tax liability if those pre-IPO tax attributes are not utilized. The estimate of this liability required considerable judgment, is sensitive to changes in estimates and was based on the tax attributes available after our 2015 tax return and tax attributes generated between January 2, 2016 and July 19, 2016 along with projections of pretax income. Certain assumptions were made regarding the projected use of the tax attributes. Among the assumptions that we made were some relating to the dates that certain assets would be placed into service, expected elections for bonus depreciation, the projected uses of federal and state NOLs, assumptions regarding the generation of the AMT credit, the Section 199 deduction and an assumption that our IPO did not trigger an ownership change. The use of different assumptions and/or estimates may have a material effect on the estimated liability. The liability, timing and/or payments of amounts due under the TRA will vary depending on a number of factors, including the amount and timing of pre-tax income that we generate and the applicable tax rates. Payments under the TRA will continue until all pre-IPO tax attributes are utilized or expired unless we exercise our right to terminate the agreement earlier or if termination is triggered as would occur if there were to be a change of control, as defined in the TRA. In the case of a change of control, we would be required to make a lump sum payment equal to the present value of expected future payments, which would be based on certain assumptions. In certain other cases, such as the sale of any of our subsidiaries in a transaction that is not a change of control, we would be required to make a lump sum payment equal to the present value of future payments under the TRA attributable to that subsidiary. Any changes to the liability due to early termination would be recorded in additional paid in capital. On the date that we recorded the liability, we simultaneously recorded a reduction of additional paid in capital since this represented a transaction with stockholders at that time.

We will review this liability annually after the filing of our federal tax returns and record any increases or decreases that are due to new or changed circumstances to non-operating income or expenses. However, if new information is known during interim periods (such as changes in tax rates or significant disallowed deductions) that would materially affect the recorded amount, we will adjust the liability during any such interim period.

Income Taxes. The provision/benefit for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. We follow accounting guidance related to accounting for uncertainty in income taxes to record uncertainties and judgments in the application of complex tax regulations. During Fiscal 2016, we released the full valuation allowance on our deferred tax assets of $109.7 million. Net deferred tax assets and federal income tax expense in future years can be significantly affected by changes in enacted tax laws and rates or by unexpected adverse events that could impact management’s conclusions regarding the ultimate realizability of deferred tax assets.

Stock-Based Compensation. We account for restricted stock awards, restricted stock units and stock options granted to employees and directors using a fair-value based method, under which we measure the cost of services received in exchange for such awards on the grant-date fair value of the award and recognize the cost of the services over the vesting periods of the awards. Prior to August 26, 2016, our stock awards consisted only of restricted stock. However, on August 26, 2016, we implemented a long-term incentive program that includes awards to certain employees and directors of restricted stock units (“RSUs”) and options to acquire shares of our common stock (“stock options”). The grant-date fair values of the RSUs are determined based on the price of our common stock on the grant dates. The fair value of the stock options are determined using the Black Scholes option pricing model, which includes an estimate of the expected volatility of our common stock, based on the average volatility of a peer group of companies, since we have insufficient trading history to accurately estimate the expected volatility based on our historical stock price. In selecting the peer group for this purpose, we currently use eight companies that offer branded and private label brands in our industry and that are similar in size to us. See Note 16 of our Consolidated Financial Statements for additional information on our stock awards, including awards granted in Fiscal 2016 and awards outstanding at December 31, 2016.

Prior to July 20, 2016, our restricted stock awards were classified as liabilities up until six months from the vesting date, since up until that date the holders were deemed to not fully bear the risks and rewards of ownership. Six months after the vest date was deemed to be a sufficient period of time (six months) for the holders to begin to bear the risks and rewards of ownership, at which point, the award was reclassified from liabilities to equity. Under the liability method, our restricted stock awards were re-measured each reporting period, the liability adjusted and additional compensation expense recognized. In connection with the IPO, the liability award was converted to an equity award and accordingly, was reclassified from liabilities to equity. As an equity award, the fair value of our restricted stock award will no longer be re-measured periodically.

Since there was no active market for our common stock prior to the IPO, the fair value of our restricted stock awards were previously estimated using a market-comparable approach based on an estimate of our enterprise value, subtracting our debt net of cash, and applying an applicable non-marketability discount considering restrictions on transferability and estimated time to a liquidity event. We calculated our enterprise value by applying market benchmark multiples to our Adjusted EBITDA for the trailing twelve months as of the end of the most recent applicable quarter. Annually, in addition to our market approach to calculating fair value discussed above, we also determined a value using an income approach in the form of a discounted cash flow model. The results of our valuation analyses under the market and income approaches were compared for reasonableness. The dates of our valuations did not always coincide with the dates of restricted stock grants. In such instances, our estimates were based on the most recent valuation of such restricted stock and our assessment of additional objective and subjective factors that we believed to be relevant as of the grant dates.

Under the previous liability approach to accounting for our restricted stock, we estimated the fair value of our restricted stock at various dates, considered the most recent valuations of our common stock and assessed additional objective and subjective factors that we believed were relevant, such as our financial position, including our debt obligations outstanding, our historical and forecasted performance and operating results and historical and projected enterprise values and trading multiples of guideline public companies.

Significant judgments and estimates were inherent in those valuations, such as assumptions regarding our future operating performance and the time to complete a liquidity event for restricted stockholders. If we had made different assumptions, our stock-based compensation expense, net income and net income per share could have been different.

Between the beginning of Fiscal 2015 and the date of our IPO, we granted liability-classified shares of restricted stock with weighted average fair values per share as follows:

Grants Made During Quarter Ended	Number of Shares of Restricted Stock Granted	Weighted Average Fair Value of Common Stock per Share on Date of Grant
April 4, 2015	209,584	$1.52
July 4, 2015	76,436	1.52
October 3, 2015	197,256	5.58
January 2, 2016	295,878	5.58
April 2, 2016	130,682	10.24
July 2, 2016	93,696	11.25

On July 20, 2016, the effective date of the IPO, the restricted stock award was converted from a liability award to an equity award, and the fair value determined to be $23.53, based on the opening price of our common stock on that date. As an equity award, the fair value of this award is no longer re-measured, unless there is a modification. As indicated above, prior to the conversion from a liability award to an equity award, the fair value of the restricted stock award was re-measured periodically and changes in fair value recorded in earnings. Due to improvements in our operating results in Fiscal 2015 which continued into Fiscal 2016, the pre-IPO valuations usually resulted in increases to the fair value of the award, which resulted in corresponding increases to compensation expense. During the period leading up to the IPO, compensation expense for the liability award was being recorded based on a fair value of $17.65 per share, determined as of July 2, 2016, an increase compared with $10.24 per share at April 2, 2016 and $5.58 per share as of January 2, 2016.

The valuation performed as of July 2, 2016 was based on a formal valuation which was positively impacted by an increase in our Adjusted EBITDA for the trailing twelve months period ended on that date, an increase in the market benchmark multiples that were applied to Adjusted EBITDA, a reduction in debt and a 5% reduction in the non-marketability discount applied to the value determined based on the preceding factors, all of which had the effect of increasing the fair value of the restricted stock liability award compared to April 2, 2016. The market benchmark multiples were increased and the non-marketability discount was reduced, based on discussions with funds managed by Oaktree, valuation developments, at the time, for comparable companies, and the increasing likelihood, at the time, of a strategic sale alternative or other liquidity event, including the increased likelihood of an IPO of our common stock at that time.

The improvement in operating results that contributed to the increase in the fair value of the liability award at that time was principally the result of strategic pricing and operational productivity cost savings, which were expected to continue to benefit future results. In addition, two strategic acquisitions that we integrated into our business by mid Fiscal 2015 made a significant incremental contribution to our operating results. The purchase price of these acquisitions were funded from cash flows from operating activities, without an increase in debt. Our operating cash flows were further enhanced by improved working capital management. As a result, we began Fiscal 2016 with lower debt on our balance sheet.

Recently Issued Accounting Guidance

For a summary of recently issued accounting guidance applicable to us, see Note 2 of our Consolidated Financial Statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks in the ordinary course of business, including risks associated with fluctuations in interest rate and commodity prices.

Interest Rate Risk. Certain borrowings under our credit facilities bear interest at floating rates based on either LIBOR or the lender’s base rate, plus an applicable margin in each case. Interest rate changes generally do not impact the fair value of floating-rate debt, but may impact earnings and cash flows. At December 31, 2016, we held $695.0 million of floating rate debt, represented by borrowings under the 2016 First Lien Term loan and up to $119.6 million of floating rate borrowing available under our ABL Facility. Interest on our floating rate debt outstanding at December 31, 2016 was based on a fixed margin over a variable LIBOR benchmark, subject to a minimum of 1.00%. As of December 31, 2016, the LIBOR benchmark was 0.77%. If the benchmark LIBOR interest rate were to increase by 1%, our annual interest payments under the 2016 First Lien Term Loan would increase by $5.4 million.

Commodity Price Risk. Certain raw materials that we use in our food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The primary raw materials used in our food processing operations are beef, poultry, pork, bread, breadings, cheese, eggs, seasonings, soy proteins and packaging supplies. We attempt to manage this risk through forward purchase orders and non-cancelable contracts and, also, by passing on such cost increases to customers. In addition, we periodically enter into swap agreements to mitigate our exposure to fluctuations in prices of natural gas and diesel fuel. There were no derivative contracts outstanding at December 31, 2016.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the Consolidated Financial Statements in Section 15 of Part IV of this Form 10-K, titled “Exhibits and Financial Statement Schedules.”

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive and Chief Financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC relating to our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”), under the headings “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Corporate Governance.” Information relating to our executive officers is included in this Form 10-K in Part I, Item 1 under the caption “Executive Officers.”

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, under the heading “Executive Compensation.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, under the heading “Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the 2017 Proxy Statement, under the heading “Proposal to Ratify Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in a separate section of this Form 10-K commencing on the page numbers specified below:

(1)	Financial Statements as of December 31, 2016 and January 2, 2016 and for the years ended December 31, 2016, January 2, 2016 and January 3, 2015:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015	F-3
Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016	F-4
Consolidated Statements of Stockholders’ Deficit for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015	F-5
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015	F-6
Notes to Consolidated Financial Statements	F-7

(2)	Financial Statement Schedules

The	Financial Statement Schedules required by Part II, Item 8 and Part IV, Item 15(c) of Form 10-K is included in the Index to Consolidated Financial Statements on page F-1.

(3)	The agreements included as exhibits to this Form 10-K are intended to provide information regarding their terms and not to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us, solely for the benefit of the other parties to the applicable agreement. Such representation and warranties:

☐	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

☐	may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

☐	may apply standards of materiality in a way that is different from what may be viewed as material to certain investors; and

☐	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

List of Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1#	Amended and Restated Certificate of Incorporation of AdvancePierre Foods Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016)

3.2#	Amended and Restated Bylaws of AdvancePierre Foods Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016)

4.1#	Indenture, dated as of December 7, 2016, by and among AdvancePierre Foods Holdings, Inc., the Guarantors named therein, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016)

4.2#	Form of 5.50% Senior Notes due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016)

10.1#	Third Amended and Restated Registration Rights Agreement dated July 20, 2016, by and among the Registrant and the other parties named therein (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016)

10.2#	Stockholders Agreement dated July 20, 2016, by and among the Registrant and the other parties named therein (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016)

10.3#	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (file no. 333-210674) filed on June 24, 2016 (the June 24, 2016 Form S-1/A))

10.4#	Income Tax Receivable Agreement, dated July 20, 2016, by and among the Registrant and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016)

10.5#	Term Loan Credit Agreement, dated as of June 2, 2016, among AdvancePierre Foods Holdings, Inc., Pierre Holdco, Inc., AdvancePierre Foods, Inc., the lenders party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and security agent (incorporated by reference to Exhibit 10.5 to the June 24, 2016 Form S-1/A)

10.6#	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of June 2, 2016, among AdvancePierre Foods, Inc., the lenders party thereto from time to time and Wells Fargo Capital Finance, LLC, as administrative agent (incorporated by reference to Exhibit 10.6 to the June 24, 2016 Form S-1/A)

10.7#	Employment Agreement entered into and effective as of September 30, 2013 by and between John Simons and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (file no. 333-210674) filed on June 15, 2016 (the “June 15, 2016 Form S-1/A”))

10.8#	Employment Agreement entered into on February 2, 2012 and effective as of February 28, 2012 by and between Michael Sims and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.8 to the June 15, 2016 Form S-1/A)

Exhibit Number	Description

10.9#	Employment Agreement entered into and effective as of March 9, 2015 by and between Anthony Schroder and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.9 to the June 15, 2016 Form S-1/A)

10.10#	Employment Agreement entered into on June 18, 2013 and effective as of July 8, 2013 by and between James Clough and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.10 to the June 15, 2016 Form S-1/A)

10.11#	Relocation Repayment Agreement entered into and effective as of October 14, 2014 by and between James Clough and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.11 to the June 15, 2016 Form S-1/A)

10.12#	Amendment No. 1 to Employment Agreement entered into by and between James Clough and AdvancePierre Foods, Inc., effective March 24, 2016 (incorporated by reference to Exhibit 10.12 to the June 24, 2016 Form S-1/A)

10.13#	Employment Agreement entered into on December 23, 2013 and effective as of January 20, 2013 by and between George Chappelle and AdvancePierre Foods, Inc.(incorporated by reference to Exhibit 10.13 to the June 24, 2016 Form S-1/A)

10.14#	Employment Agreement entered into and effective as of November 4, 2013 by and between Thomas Lavan and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.14 to the June 24, 2016 Form S-1/A)

10.15#	Release and Separation Agreement entered into and effective as of October 8, 2015 by and between Thomas Lavan and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.15 to the June 24, 2016 Form S-1/A)

10.16#	Pierre Foods Holding Corporation 2009 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the June 15, 2016 Form S-1/A)

10.17#	Amendment No. 1 to Pierre Foods Holding Corporation 2009 Omnibus Equity Incentive Plan, effective as of January 23, 2014 (incorporated by reference to Exhibit 10.17 to the June 15, 2016 Form S-1/A)

10.18#	Amendment No. 2 to Pierre Foods Holding Corporation 2009 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the June 24, 2016 Form S-1/A)

10.19#	Form of Pierre Foods Holding Corporation 2009 Omnibus Equity Incentive Plan Restricted Share Award Agreement (incorporated by reference to Exhibit 10.19 to the June 24, 2016 Form S-1/A)

10.20#	AdvancePierre Foods, Inc. Special Enhanced Severance Plan (incorporated by reference to Exhibit 10.20 to the June 15, 2016 Form S-1/A)

10.21#	AdvancePierre Foods, Inc. 2016 Executive Severance Plan (incorporated by reference to Exhibit 10.21 to the June 24, 2016 Form S-1/A)

10.22#	AdvancePierre Foods, Inc. 401(k) Retirement Plan, amended and restated effective as of January 1, 2012 (incorporated by reference to Exhibit 10.22 to the June 24, 2016 Form S-1/A)

10.23#	Amendment for the Final 415 Regulations to AdvancePierre Foods, Inc. 401(k) Retirement Plan, effective as of July 1, 2007 (incorporated by reference to Exhibit 10.23 to the June 15, 2016 Form S-1/A)

10.24#	Amendment for EACA and/or QACA Provisions to AdvancePierre Foods, Inc. 401(k) Retirement Plan, dated January 9, 2012 (incorporated by reference to Exhibit 10.24 to the June 15, 2016 Form S-1/A)

Exhibit Number	Description

10.25#	Amendment for HEART and WRERA to AdvancePierre Foods, Inc. 401(k) Retirement Plan, dated January 9, 2012 (incorporated by reference to Exhibit 10.25 to the June 15, 2016 Form S-1/A)

10.26#	Amendment for the Pension Protection Act and HEART Act to AdvancePierre Foods, Inc. 401(k) Retirement Plan, dated January 9, 2012 (incorporated by reference to Exhibit 10.26 to the June 15, 2016 Form S-1/A)

10.27#	Amendment One to The AdvancePierre Foods, Inc. 401(k) Retirement Plan, effective as of October 1, 2012 (incorporated by reference to Exhibit 10.27 to the June 24, 2016 Form S-1/A)

10.28#	Amendment Two to The AdvancePierre Foods, Inc. 401(k) Retirement Plan, effective as of January 1, 2014 (incorporated by reference to Exhibit 10.28 to the June 24, 2016 Form S-1/A)

10.29#	Amendment to Outstanding Restricted Stock Award Agreements (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 16, 2016))

10.30#	Amendment No. 3 to Pierre Foods Holding Corporation 2009 Omnibus Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2016)

10.31#	AdvancePierre Foods Holdings, Inc. 2009 Omnibus Equity Incentive Plan Form of Restricted Share Unit Award Agreement (Employee Form) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 19, 2016)

10.32#	AdvancePierre Foods Holdings, Inc. 2009 Omnibus Equity Incentive Plan Form of Restricted Share Unit Award Agreement (Independent Director Form) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 19, 2016)

10.33#	AdvancePierre Foods Holdings, Inc. 2009 Omnibus Equity Incentive Plan Form of Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 19, 2016)

10.34#	Termination Agreement, dated July 20, 2016, by and between AdvancePierre Foods Holdings, Inc. and Oaktree Capital Management, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 25, 2016)

10.35#	Employment Agreement entered into and effective as of March 9, 2016 by and between David Tipton and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2016)

10.36#	Employment Agreements entered into on July 12, 2016 and effective August 1, 2016 by and between Linn S Harson and AdvancePierre Foods, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2016)

10.37#	Independent Director’s Compensation Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2016)

10.38#	Executive Employment Agreement, dated October 27, 2016, among AdvancePierre Foods, Inc., AdvancePierre Foods Holdings, Inc., and Christopher D. Sliva (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016)

10.39#	Transition and Separation Agreement, dated November 7, 2016, among AdvancePierre Foods Holdings, Inc., AdvancePierre Foods, Inc., and John Simons (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016)

10.40#	Waiver Agreement, dated October 26, 2016, between AdvancePierre Foods, Inc. and John Simons (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 10, 2016)

Exhibit Number	Description

10.41#	Repricing Amendment to Term Loan Credit Agreement, dated as of December 7, 2016, among AdvancePierre Foods Holdings, Inc., Pierre Holdco, Inc., AdvancePierre Foods, Inc., Morgan Stanley Senior Funding, Inc., as administrative agent and security agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2016)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Previously filed

Item 16.	FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCEPIERRE FOODS HOLDINGS, INC.

By:	/s/ John N. Simons
John N. Simons
Chief Executive Officer

Date: March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Dean Hollis	/s/ Celeste A. Clark
Dean Hollis	Celeste A. Clark
Chairman of the Board	Director

/s/ John N. Simons	/s/ Peter C. Dillingham
John N. Simons	Peter C. Dillingham
Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Christopher D. Sliva	/s/ Stephen A. Kaplan
Christopher D. Sliva	Stephen A. Kaplan
President and Director	Director

/s/ Michael B. Sims	/s/ Gary L. Perlin
Michael B. Sims	Gary L. Perlin
Senior Vice President, Chief Financial Officer and Treasurer	Director
Chief Accounting Officer	/s/ Matthew C. Wilson
(Principal Financial and Accounting Officer)	Matthew C. Wilson
Director

     Date: March 9, 2017

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015	F-3

Consolidated Balance Sheets as of December 31, 2016 and January 2, 2016	F-4

Consolidated Statements of Stockholders’ Deficit for the fiscal years ended December 31, 2016, January 2, 2016, and January 3, 2015	F-5

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015	F-6

Notes to Consolidated Financial Statements	F-7

Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 31, 2016, January 2, 2016 and January 3, 2015*	Schedule II

*	All other schedules have been omitted because the information is included in the financial statements or the schedules are not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AdvancePierre Foods Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of AdvancePierre Foods Holdings, Inc. and its subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 9, 2017

ADVANCEPIERRE FOODS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
	52 Weeks	52 Weeks	53 Weeks
Net sales	$1,568,259	$1,611,611	$1,577,627
Cost of goods sold	1,051,590	1,158,218	1,227,053
Distribution expenses	93,573	96,527	99,329
Restructuring expenses	—	2,492	2,046

Gross profit	423,096	354,374	249,199
Selling, general and administrative expenses	224,221	196,169	167,596
Restructuring expenses	120	2,248	5,265
Other expense, net	14,762	5,550	259

Operating income	183,993	150,407	76,079
Interest expense:
Third party interest	68,837	91,187	92,628
Related party interest	2,530	3,124	3,177
Refinancing charges	27,567	—	—
Amortization of loan origination fees and original issue discount	5,761	10,066	9,828

Income (loss) before income tax provision	79,298	46,030	(29,554)
Income tax (benefit) provision	(56,990)	8,919	8,389

Net income (loss)	$136,288	$37,111	$(37,943)

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	—	2,294	(2,294)

Other comprehensive income (loss)	—	2,294	(2,294)

Comprehensive income (loss)	$136,288	$39,405	$(40,237)

Net income (loss) per common share
Weighted average common shares outstanding—basic	71,101,484	65,350,463	64,209,838
Net income (loss) per common share—basic	$1.90	$0.57	$(0.59)
Weighted average common shares outstanding—diluted	71,102,053	66,181,865	64,209,838
Net income (loss) per common share—diluted	$1.90	$0.56	$(0.59)
Dividend per share	$0.28	$—	$—

See accompanying notes to consolidated financial statements

ADVANCEPIERRE FOODS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2016	January 2, 2016
Assets
Current Assets:
Cash and cash equivalents	$104,440	$4,505
Accounts receivable, net of allowances of $291 and $15 at December 31, 2016 and January 2, 2016, respectively	82,458	82,618
Inventories	165,626	183,536
Donated food value of USDA commodity inventory	45,022	31,590
Prepaid expenses and other current assets	12,111	11,201

Total current assets	409,657	313,450
Property, plant and equipment, net	257,300	237,922
Other Assets:
Goodwill	330,393	299,708
Other intangibles, net	242,537	242,110
Deferred tax asset	2,707	—
Other	4,417	2,969

Total other assets	580,054	544,787

Total assets	$1,247,011	$1,096,159

Liabilities and Shareholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$274	$24,721
Liabilities under tax receivable agreement – current portion (primarily due to related parties)	35,793	—
Trade accounts payable	57,374	43,896
Accrued payroll and payroll taxes	27,539	24,235
Accrued interest	1,791	20,028
Accrued promotion and marketing	33,212	25,289
Accrued obligations under USDA commodity program	44,937	30,541
Other accrued liabilities	23,773	37,548

Total current liabilities	224,693	206,258
Noncurrent liabilities:
Long-term debt, net of current maturities (including related party amount of $65,813 and $31,495 at December 31, 2016 and January 2, 2016, respectively)	1,078,657	1,233,837
Liabilities under tax receivable agreement, net of current portion (primarily due to related parties)	218,362	—
Deferred tax liability	—	42,750
Other long-term liabilities	26,501	40,541

Total liabilities	1,548,213	1,523,386

Commitments and contingencies (see Note 22)
Stockholders’ Deficit:
Common stock—$0.01 par value, 500,000,000 shares authorized, 78,078,535 and 66,057,768 issued at December 31, 2016 and January 2, 2016, respectively	781	651
Additional paid-in capital	12,323	3,549
Stockholder notes receivable	(902)	(3,884)
Accumulated deficit	(313,404)	(427,543)

Total stockholders’ deficit	(301,202)	(427,227)

Total liabilities and stockholders’ deficit	$1,247,011	$1,096,159

See accompanying notes to consolidated financial statements

ADVANCEPIERRE FOODS HOLDINGS, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Stockholder Notes Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 28, 2013	63,941,312	$638	$1,383	$(2,661)	$(426,711)	$—	$(427,351)
Net loss		—	—	—	(37,943)	—	(37,943)
Issuance of liability classified stock awards	1,060,406	—	—	—	—	—	—
Capital contribution	442,784	4	445	—	—	—	449
Redemption of stock	(442,784)	(4)	(445)	—	—	—	(449)
Change in fair value of derivatives		—	—	—	—	(2,294)	(2,294)
Reclassification of stock awards from liabilities to equity		3	400	—	—	—	403
Stockholder notes:
Interest		—	—	(44)	—	—	(44)
Issuance		—	—	(413)	—	—	(413)
Retirement		—	—	604	—	—	604

Balance at January 3, 2015	65,001,718	$641	$1,783	$(2,514)	$(464,654)	$(2,294)	$(467,038)

Net income		—	—	—	37,111	—	37,111
Issuance of liability classified stock awards	1,228,646	—	—	—	—	—	—
Redemption of stock	(172,596)	(2)	(318)	—	—	—	(320)
Change in fair value of derivatives		—	—	—	—	2,294	2,294
Reclassification of stock awards from liabilities to equity		12	2,084	—	—	—	2,096
Stockholder notes:
Interest		—	—	(50)	—	—	(50)
Issuance		—	—	(1,497)	—	—	(1,497)
Retirement		—	—	177	—	—	177

Balance at January 2, 2016	66,057,768	$651	$3,549	$(3,884)	$(427,543)	$—	$(427,227)

Net income		—	—	—	136,288	—	136,288
Proceeds from issuance of stock	11,090,000	111	216,340	—	—	—	216,451
Directors’ compensation (paid in shares)	7,855	—	211	—	—	—	211
Issuance of liability classified stock awards	79,037	—	—	—	—	—	—
Redemption of stock	(294,508)	(3)	(2,000)	—	—	—	(2,003)
Reclassification of stock awards from liabilities to equity		10	35,302	—	—	—	35,312
Dividends		—	—	—	(22,149)	—	(22,149)
Initial obligation under tax receivable agreement	—	—	(254,155)	—	—	—	(254,155)
Stock compensation activity	1,138,383	12	13,076	—	—	—	13,088
Stockholder notes:
Interest	—	—	—	(24)	—	—	(24)
Issuance	—	—	—	(232)	—	—	(232)
Retirement	—	—	—	3,238	—	—	3,238

Balance at December 31, 2016	78,078,535	$781	$12,323	$(902)	$(313,404)	$—	$(301,202)

See accompanying notes to consolidated financial statements

ADVANCEPIERRE FOODS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
	52 Weeks	52 Weeks	53 Weeks
Cash flows from operating activities
Net income (loss)	$136,288	$37,111	$(37,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization charges	64,723	62,857	58,005
Loss on disposal of property, plant and equipment	647	1,223	36
Deferred income tax (benefit) provision	(59,415)	7,458	8,058
Stock-based compensation expense	31,485	17,198	2,744
Amounts related to debt refinancing (See Note 23)	(4,664)	—	—
Amortization of debt issuance costs and original issue discount	5,761	10,066	9,828
Forgiveness of notes receivable from stockholders	32	87	604
Other changes in operating assets and liabilities (excluding amounts from acquisitions) (See Note 23)	26,870	21,179	(18,241)
Other, net	(3,315)	67	(231)

Net cash provided by operating activities	198,412	157,246	22,860

Cash flows used in investing activities
Purchases of property, plant and equipment	(38,392)	(35,861)	(21,006)
Net cash used in acquisitions, net of cash acquired	(62,319)	(72,483)	—
Proceeds from sale of property, plant and equipment	83	42	81

Net cash used in investing activities	(100,628)	(108,302)	(20,925)

Cash flows provided by (used in) financing activities
Borrowings on revolving line of credit	67,507	419,336	439,642
Repayments on revolving line of credit	(67,507)	(448,036)	(425,100)
Proceeds from issuance of long-term debt, net of debt issuance costs	1,683,970	—	—
Repayments on term loans and capital leases	(1,865,188)	(13,466)	(16,257)
Payments on other long-term liabilities	(11,477)	—	—
Proceeds from issuance of stock	216,451	—	—
Dividends paid	(22,163)	—	—
Redemption of stock	(1,940)	(963)	—
Net retirement (issuance) of stockholder notes receivable	2,498	(1,407)	(413)

Net cash provided by (used in) financing activities	2,151	(44,536)	(2,128)

Net increase (decrease) in cash and cash equivalents	99,935	4,408	(193)
Cash and cash equivalents, beginning of period	4,505	97	290

Cash and cash equivalents, end of period	$104,440	$4,505	$97

Supplemental cash flow disclosure: See Note 23

See accompanying notes to consolidated financial statements

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. BASIS OF PRESENTATION

Description of Business. AdvancePierre Foods Holdings, Inc. (the “Company”) is a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. The Company sells its value-added products to the Foodservice, Retail, Convenience and industrial channels that correspond to its reportable segments. The Company markets and distributes a broad line of products in multiple product categories including ready-to-eat sandwiches (such as breakfast sandwiches, peanut butter and jelly (“PB&J”) sandwiches and hamburgers); sandwich components (such as flame-grilled hamburgers and chicken patties and Philly steaks); and other entrées and snacks (such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites).

OCM Principal Opportunities Fund IV L.P. (“OCM”) is the Company’s majority shareholder. AdvancePierre Foods, Inc. (“APF”) is a wholly-owned indirect subsidiary of the Company.

Stock Split and Initial Public Offering. On June 16, 2016, the Company declared a 49.313-for-one stock split of its common stock with an effective date of June 21, 2016. The par value of the common stock was not adjusted as a result of the stock split. All share and per share amounts included herein have been retroactivity adjusted to reflect the stock split. Fractional shares resulting from the stock split were rounded up to the nearest whole share.

On July 20, 2016, the Company completed an initial public offering (“IPO”) of 21,390,000 shares of its common stock, in which 11,090,000 shares were sold by the Company and 10,300,000 were sold by the selling stockholders. On January 24, 2017, the Company completed a secondary public offering in which certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”), and certain members of management sold 14,375,000 shares of common stock. Oaktree is the management company for OCM.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current period presentation. None of the reclassifications were considered material.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the US (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of such statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include estimates of fair values for inventory, goodwill, other intangible assets, other long-lived assets and liabilities under income tax receivable agreements, in addition to accounting estimates for sales discounts, promotional allowances, sales-in-transit, self-insurance reserves, fair value of stock–based compensation awards and useful lives assigned to intangible assets and property, plant and equipment. Actual results could differ from those estimates.

Fiscal Year. The Company operates on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. The fiscal year ended December 31, 2016 (“Fiscal 2016”) and January 2, 2016 (“Fiscal 2015”) were 52-week fiscal periods. The fiscal year ended January 3, 2015 (“Fiscal 2014”) was a 53-week fiscal period. The fiscal year ending December 30, 2017 (“Fiscal 2017”) will be a 52-week fiscal period.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

For financial statement presentation purposes, the Company’s cash and cash equivalents are net of book overdrafts relating to outstanding checks in excess of cash in accounts with the same financial institution, if there exists a right of offset. At December 31, 2016 and January 2, 2016, cash and cash equivalents on the consolidated balance sheets included book overdrafts of $2,686 and $4,588, respectively.

Cash in domestic bank accounts is insured by the Federal Deposit Insurance Corporation (“FDIC”). From time to time, the Company may deposit cash in interest-bearing domestic bank accounts that may not be fully insured by the FDIC. Cash and cash equivalents at December 31, 2016 include short term money market and commercial paper investments with a US financial institution of $45,959 and $56,967, respectively; no short term money market or commercial paper investments were included in cash and cash equivalents at January 2, 2016.

Accounts Receivable. Allowances for doubtful accounts are maintained against accounts receivable for estimated losses resulting from a customer’s inability to make required payments. Some of these allowances are specific (relate to certain customers considered to pose greater credit risk) as well as general (relate to estimates based on trends in the entire customer pool). Accounts are written off against the reserve when it is evident that collection will not occur.

Concentration of Credit Risk and Significant Customers. The Company is exposed to normal credit risk associated with the nature of trade receivables, and generally, does not require collateral from its customers. As part of its management of such risks, the Company performs certain periodic customer evaluations. The Company is also exposed to credit risk related to a concentration of receivables among a few customers. Sales to two of the Company’s three largest customers are primarily generated in its Foodservice segment, whereas sales to the third customer is primarily generated in the Retail segment. In Fiscal 2016, these three customers accounted for 13.7%, 12.3% and 10.8% of the Company’s net sales, respectively. The equivalent percentages were 13.6%, 12.0% and 9.9% of net sales in Fiscal 2015. For Fiscal 2014, the equivalent percentages were 12.9%, 12.2% and 10.1 % of net sales. If the Company were to lose any of such customers, the effect on its results could be material. Aggregate accounts receivable balances due from these 3 customers at December 31, 2016 and January 2, 2016 were $22,627 and $23,234, respectively.

Inventories. Cost for inventory is composed of the purchase price of raw materials plus conversion costs. Inventories are stated at the lower of cost (first-in, first-out) or market, accompanied by reserves to reduce the carrying values of inventories to expected net realizable value after considering expected disposition of the inventory and if applicable, expected sales price and incremental costs to sell.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs which do not significantly extend the useful lives of assets are charged to operations whereas additions and betterments, including interest costs incurred during construction, which was not material for the fiscal years presented, are capitalized.

Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets on the straight-line basis. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the terms of the respective leases. Property under capital leases is amortized over the terms of the respective leases. When property, plant and equipment are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized in Other expense, net.

When changes in circumstances indicate that carrying amounts may not be recoverable, the Company evaluates the recoverability of property, plant, and equipment not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

use of the asset or group of assets and their eventual disposition. If the undiscounted future cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Capitalized Internal-use Software Costs. Capitalized internal-use software costs include external consulting fees and payroll-related costs for employees that are directly associated with, and who devote time to, the software projects during the application development stage. Capitalization begins when the planning stage is complete and the Company commits resources to the software project. Amortization of the asset commences when the software is placed into service. The Company amortizes internal-use software on a straight-line basis over the software’s estimated useful life.

Goodwill and Other Intangible Assets. Other intangible assets include recipes, customer relationships, non-compete agreements, licensing agreements, water and sewer usage permits and certain trade names and trademarks.

The Company tests recorded goodwill and indefinite-lived intangible assets for impairment at least annually. The Company’s policy is to perform the annual evaluation as of the end of the third quarter. Such tests are performed more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators of impairment are reviewed on a quarterly basis to determine if an impairment test is required. In its goodwill impairment test, the Company utilizes a two-step process. In the first step, the fair value of the reporting unit is compared to its carrying value. If such fair value exceeds the carrying value, the second step is not required. If the carrying amount of the reporting unit exceeds its fair value, the second step is performed to determine the amount, if any, of impairment loss. In the second step, the implied fair value of the goodwill is compared with its carrying amount, and an impairment loss is recognized for the excess, if the carrying amount of the goodwill exceeds its fair value. Annual goodwill impairment tests performed as of October 1, 2016, October 3, 2015 and September 27, 2014 resulted in no impairment charges.

Indefinite-lived intangible assets other than goodwill are evaluated for impairment annually, or more frequently, when events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The fair values of trademarks and trade names are determined using a royalty rate method based on expected revenues by trademark or trade name. For Fiscal 2016, the Company elected to perform a step zero evaluation of its indefinite-lived intangible assets, which is a qualitative assessment. Factors considered by the Company in the qualitative assessment included financial performance as well as the result of the previous quantitative assessment performed in Fiscal 2014 in which the fair value of its indefinite-lived intangible assets exceeded its carrying amount by over 300%. The Company’s annual evaluations of indefinite-lived intangible assets revealed no impairment charges in Fiscal 2016, Fiscal 2015 or Fiscal 2014. The Company also evaluated the useful lives of its indefinite-lived intangible assets and concluded that they continued to be appropriate.

In Fiscal 2016, Fiscal 2015 and Fiscal 2014, there were no indicators of impairment between the dates of the annual tests and the respective fiscal year-ends.

Intangible assets with finite lives are reviewed for impairment if changes in circumstances indicate that the carrying amounts may not be recoverable. There were no indicators of impairment in Fiscal 2016, Fiscal 2015 or

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Fiscal 2014. Accordingly, no impairment was recorded for those years. Intangible assets with finite lives are amortized over the estimated useful lives of such assets using either a method that is based on estimated future cash flows or on the straight-line basis.

Deferred Loan Origination Fees. Deferred loan origination fees associated with the Company’s revolving credit facility and long-term debt are amortized based on the term of the respective loan agreements. All amortization expense related to deferred loan origination fees is included in interest expense. In connection with refinancing transactions, the Company evaluates debt on a creditor by creditor basis to assess whether the refinancing transaction results in a modification or an extinguishment with the issuance of new debt. Existing deferred loan origination fees are expensed or carried over and fees associated with the refinancing transaction are expensed or capitalized as appropriate.

Revenue Recognition. The Company records revenues from sales of its food products at the time that title and risk of loss transfers. Standard shipping terms for domestic customers are FOB destination point. Based on these terms, title and risk of loss passes at the time the product is delivered to the customer. For the majority of the Company’s international customers, shipping terms are FOB shipping point. Based on these terms, title and risk of loss passes at the time the product departs from the Company’s plant or warehouse. Revenue is recognized as the net amount to be received by the Company after deductions for estimated discounts, product returns, and other allowances. These estimates are based on historical trends and expected future payments (see also Advertising and Promotions below).

Cost of Goods Sold. Cost of goods sold includes raw material costs, packaging supply costs, manufacturing labor and manufacturing overhead including depreciation expense.

Advertising and Promotions. Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. Advertising expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $2,182, $1,523 and $986, respectively. Promotional expenses associated with rebates, marketing promotions, and special pricing arrangements are recorded as a reduction of net sales at the time the sale is recorded. Certain of these expenses are estimated based on historical trends, expected future payments to be made and expected future customer deductions to be taken under the respective programs. The Company believes that the estimates recorded, including the liability under these programs recorded at December 31, 2016 are reasonable. Refer to “Accrued promotions and marketing” on the Company’s Consolidated Balance Sheet.

USDA Commodity Program. The Company participates in the US Department of Agriculture (“USDA”) Commodity Reprocessing Program (the “USDA Commodity Program”) which provides food and nutrition assistance to schools. Under the provisions of the USDA Commodity Program, the Company receives government donated raw materials, which it processes into finished food products for sale to schools. The USDA Commodity Program provides that, among other things, the Company bears the risk of loss, spoilage or obsolescence associated with donated raw materials as well as the risk of loss, spoilage or obsolescence associated with the finished goods produced from the donated raw materials. Obligations under the USDA Commodity Program and the related inventory are recorded at the USDA stipulated value of the donated commodity raw materials at the date the Company takes possession of the raw materials. Upon delivery of finished product to qualifying school customers, the inventory and associated liability are reduced or netted against each other. As a result, revenues and cost of goods sold related to sales under the USDA Commodity Program are recorded exclusive of the value of the donated raw material product.

Stock-Based Compensation. The Company’s compensation structure includes a stock-based incentive program that allows for the issuance of stock options, performance stock, restricted stock and restricted stock units (“RSUs”). Compensation expense related to stock-based compensation is recorded in accordance with ASC 718, “Compensation—Stock Compensation.” See Note 16.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Research and Development. Research and development costs are expensed as incurred. Such costs consist of employee-related costs, supplies, travel, and production costs associated with product testing. These costs are included in Selling, general and administrative expenses. Research and development expenses for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $8,946, $6,551 and $5,991, respectively.

Distribution Expenses. Distribution costs are expensed as incurred. Such costs include warehousing, fulfillment and freight.

Self-Insurance. The Company is self-insured for certain employee medical and workers’ compensation benefits. The Company maintains stop-loss coverage in order to limit its exposure to such claims. Self-insurance expenses are accrued based on estimates of any significant level of the aggregate liability for uninsured claims incurred using historical claims experience.

Income Taxes. The provision or benefit for income taxes is determined using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. The Company follows accounting guidance related to accounting for uncertainty in income taxes to record uncertainties and judgments in the application of complex tax regulations (refer to Note 11 for more information).

Fair Value Accounting.    The Company accounts for derivative financial instruments at fair value, as required by ASC 820 “Fair Value Measurement” (“ASC 820”). The Company did not elect the fair value option permitted by ASC 825, Financial Instruments, whereby a company may choose to measure, at fair value, certain assets and liabilities that are not required to be reported at fair value.

Derivative Financial Instruments.    From time to time, the Company may hold derivative financial instruments, including forward foreign currency exchange contracts and diesel and natural gas swap agreements. Such instruments are generally not entered into for trading purposes. Fair value changes of such instruments are generally recorded in other comprehensive income (“OCI”), if they are determined to be effective as hedges, and deferred gains and losses are reclassified from OCI to earnings in the period in which the gains and losses from the underlying transactions are recognized into earnings, including contract terminations. Changes in fair value that do not qualify for hedge accounting are immediately recognized into earnings.

Liabilities under Tax Receivable Agreement. In connection with the IPO, the Company entered into an income tax receivable agreement (“TRA”) with its pre-IPO stockholders that requires the Company to pay the pre-IPO stockholders 85% of any realized tax savings in US federal, state, local and foreign income tax that it actually realizes (or that it is deemed to realize) as a result of the utilization of tax attributes that originated during the pre-IPO period. Since this represents a transaction with shareholders, the Company simultaneously recorded a reduction of additional paid in capital when it recorded the initial liability. Any changes to the liability due to early termination or acceleration will be recorded in additional paid in capital. Any increases or decreases to the liability that are due to new or changed circumstances (such as changes in tax rates or significant disallowed deductions) will be recorded to non-operating income or expenses.

Contingent Consideration. As discussed in Note 4, as part of the consideration for an acquisition made in Fiscal 2015, the Company agreed to make certain future payments to the seller based on the achievement of certain volumes. As a result, the Company recorded a liability related to such contingent consideration. Since the Company believed that the minimum volumes included in the agreement would be achieved or exceeded, the fair

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

value of the liability recorded was based on the net present value of the maximum payment amount included in the agreement. Periodically, the underlying assumptions are evaluated and the fair value of such contingent consideration is adjusted, as necessary. Any changes are recognized in earnings, pursuant to ASC 805 “Business Combinations” (“ASC 805”). Payments by the Company are required based on the achievement of certain minimum volumes.

New Accounting Pronouncements.

Pronouncements adopted by the Company.

In March 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. This guidance was effective for the Company on January 1, 2017 and is not expected to materially impact the financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The ASU does not apply to inventories that are measured using either the last-in, first-out (LIFO) method or the Retail inventory method. The updated guidance was effective for the Company on January 1, 2017 and is not expected to materially impact the financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” The new guidance changed the presentation of debt issuance costs in financial statements. Under the ASU, an entity is now required to present such costs in the balance sheet as a direct deduction from the related debt rather than as an asset. Amortization of the debt issuance costs continues to be reported as interest expense. The updated guidance was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted the guidance in the first quarter of Fiscal 2016. The impact resulted in reductions of long-term assets and long-term debt of $11,638 and $11,071 as of December 31, 2016 and January 2, 2016, respectively.

Pronouncements under consideration by the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities are to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e. measure the charge based on the current Step 1). The revised guidance is to be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business and provides guidance to assist entities in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or whether they should be accounted for as acquisitions or disposals of a businesses. To be considered a business under the guidance, there needs to be an input and a substantive process that together significantly contribute to the ability

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

to create output. The ASU removes the requirement to consider whether a market participant could replace missing elements. The amendments are effective for the Company on January 1, 2018, and is to be applied prospectively. The provisions of this ASU will need to be applied to future acquisitions or dispositions, but is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The new guidance requires the recognition of the tax consequences of intercompany asset transfers other than inventory when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and will require a modified retrospective adoption. The Company is in the process of evaluating this guidance.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” The new guidance was issued to reduce diversity in practice with respect to the presentation and classification of certain cash receipts and payments in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The update addresses eight specific cash flow issues, including presentation of certain debt issuance costs, proceeds from settlement of insurance claims and contingent consideration entered into in connection with acquisitions. The amendments are effective for the Company in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require retrospective adoption for all periods presented. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is in the process of evaluating this guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new guidance will require lessees to recognize the assets and liabilities that arise from leases in the balance sheet, including operating leases. The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating this guidance.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09, as amended in August 2015, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. The Company is continuing to assess the impact of ASU 2014-09 on its financial statements, and, based on the progress to date, does not expect the adoption to have a material impact on the timing of its revenue recognition.

3. TAX RECEIVABLE AGREEMENT

As discussed in Note 2, in connection with the IPO, the Company entered into a TRA with its pre-IPO stockholders Such tax savings or tax attributes relate to pre-IPO net operating losses (“NOLs”), alternative minimum tax credit carryforwards (including alternative minimum tax credits that arise after the IPO as a result of limitations on the use of NOLs under the alternative minimum tax) and tax basis (including depreciation and amortization deductions). On the TRA’s effective date of July 20, 2016, the Company recorded an initial obligation of $254,155 and, since this represents a transaction with the shareholders at that time, the Company simultaneously recorded a reduction of additional paid in capital.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The liability at July 20, 2016 was determined by comparing the Company’s expected tax liability if the pre-IPO tax attributes are utilized with the expected tax liability if those pre-IPO tax attributes are not utilized.

The estimate of this liability was based on the tax attributes available after the Company’s 2015 tax return and tax attributes generated between January 2, 2016 and July 19, 2016 along with projections of pretax income. Certain assumptions were made regarding the projected use of the tax attributes, including NOLs. The use of different assumptions and/or estimates could have a material effect on the estimated liability. The liability, timing and/or payments of amounts due under the TRA will vary depending on a number of factors, including the amount and timing of pre-tax income that the Company generates and the applicable tax rates.

Payments under the TRA, along with interest, are due annually, after the Company files its federal tax return. Interest on the amounts due under the TRA will accrue from April 17 of each year until the payment is made and will be based on LIBOR plus 200 basis points. Based on the date that the Company expects to file its tax returns, the Company expects to make each annual payment in the fourth quarter of each year. Payments under the TRA will continue until all pre-IPO tax attributes are utilized or expired unless the company exercises its right to terminate the TRA earlier or if termination is triggered as would occur if there were to be a change of control, as defined in the TRA. In the case of a voluntary early termination election by the Company or a change of control, the Company would be required to make a lump sum payment equal to the present value of expected future payments, which would be based on certain assumptions. In certain other cases, such as the sale of any of the Company’s subsidiaries in a transaction that is not a change of control, the Company would be required to make a lump sum payment equal to the present value of future payments under the TRA attributable to that subsidiary.

The Company expects to make the first payment in the fourth quarter of Fiscal 2017 and has therefore classified the estimated amount of $35,793 as current. Interest will accrue on this amount at LIBOR plus 2% between April 17, 2017 and the date of payment.

4. ACQUISITIONS

On October 7, 2016, the Company acquired all of the issued and outstanding common stock of Allied Specialty Foods, Inc. (“Allied”) for a purchase price of $62,319 (net of cash acquired of $440). The purchase price was funded entirely from cash on hand at the time of the acquisition. Allied is a manufacturer of raw and cooked beef and chicken Philly steak products. The acquisition of Allied provides the Company with additional sandwich component production capacity and expands its market position in the Philly steak platform by providing entry into fully-cooked product offerings, and expands its geographic reach. The Company expects that the acquisition will provide certain cost synergies. Allied’s customers are primarily in the Foodservice industry, and are served from a 20,000 square foot manufacturing facility in Vineland, New Jersey that has two cook lines, three raw slicing lines and one breakaway steak line. In June 2016, Allied began building a new 70,000 square foot facility with seven raw slicing/breakaway lines and four cook lines, which is expected to be completed during the first quarter of 2017.

On January 30, 2015, the Company acquired the wholesale business and production assets of Landshire, Inc. (“Landshire”), a manufacturer and marketer of sandwich products, and on April 24, 2015 acquired the business and production assets of Better Bakery, LLC (“Better Bakery”), a producer of high quality, premium stuffed sandwiches and other licensed products. The acquisitions brought additional premium products to the Company’s portfolio that complemented and increased its product offerings as well as provided the Company with additional capacity for increased sandwich and bakery production. The sellers of Landshire entered into an agreement with the Company that required the payment to them of earn out payments to be paid in cash over three years, based

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

on certain volume performance. The liability recorded for the earn out payments is considered to be a contingent consideration since it is contingent on the achievement of certain targets.

The purchase prices for the acquisitions were funded by cash payments and, in the case of Landshire, a liability related to earn out payments. Since the Company believed that the minimum volumes included in the agreement with the seller of Landshire would be achieved or exceeded, the fair value of the liability recorded was based on the net present value of the maximum payment amount included in the agreement. Accordingly, the purchase price for each acquisition consisted of the following:

	Allied	Landshire	Better Bakery
Cash	$62,319	$41,552	$30,931
Other accrued liabilities	—	19,293	—

Purchase price	$62,319	$60,845	$30,931

In connection with the three acquisitions, the Company performed valuations of the acquired assets and assumed liabilities. Intangible assets identified in the valuations included (as applicable) customer relationships, trade names and trademarks, and non-compete agreements. Fair values were derived using Level 3 inputs, as defined by ASC 820. With respect to the Allied acquisition, the purchase price allocation is still preliminary. Such assets and liabilities include tangible and intangible assets for which fair values were determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as methods for which the determination of fair value required significant management judgment and/or estimates. Unobservable inputs were developed based on the best information available, which in some instances included the Company’s own data. Intangible assets with finite lives relating to the Allied acquisition are being amortized over the estimated useful lives of such assets using a method that is based on estimated future cash flows.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The acquisitions were recorded in accordance with ASC 805. The net purchase prices were allocated to assets acquired and liabilities assumed based on estimated fair values at the date of each acquisition. The allocation of the purchase price for the three acquisitions were as follows:

	Allied	Landshire	Better Bakery
Current assets	$7,184	$4,763	$5,704
Property, plant and equipment	13,821	12,037	2,115
Other intangibles:
Customer relationships (15-year estimated useful life)	17,682	20,800	10,400
Allied trade name (20-year weighted average life)	12,910	—	—
Landshire trade names and trademarks (19-year weighted average lives)	—	8,600	—
Better Bakery trade names and trademarks (17-year weighted average lives)	—	—	9,600
Non-compete agreements (useful lives of between 3 and 5 years)	$1,110	$700	$400
Goodwill	30,685	14,506	9,940
Deferred tax liabilities	(13,958)	—	—
Assumed liabilities	(7,115)	(561)	(7,228)

Net assets acquired	$62,319	$60,845	$30,931

Liabilities assumed as part of the Allied acquisition were, in large part, accounts payable and accrued liabilities incurred in the normal course of business. The assumed liability for Better Bakery of $7,228 primarily related to an onerous broker contract, the amount of which was determined by reference to prevailing market brokerage rates for the Company and projected future sales under the contract. The goodwill arising from the acquisitions consisted largely of the synergies and economies of scale expected from combining the acquired businesses and integrating them into the Company, as well as the value attributed to the assembled workforce. Except for the goodwill that arose from the Allied acquisition, all goodwill is deductible for tax purposes. Other expense, net for Fiscal 2016 and Fiscal 2015 includes acquisition-related legal and professional fees of $284 and $1,125, respectively, related to these acquisitions.

The following data table presents summarized pro forma results of the Company had the Fiscal 2016 acquisition (Allied) occurred on January 3, 2015 and the Fiscal 2015 acquisitions (Landshire and Better Bakery) occurred on December 29, 2013 (unaudited):

	Fiscal 2016	Fiscal 2015
Net sales	$1,613,992	$1,670,846
Net income	139,397	39,343

The Fiscal 2016 pro forma net income includes non-recurring exit costs of $734. The Fiscal 2015 pro forma net income includes non-recurring expenses of $1,879, of which $927 related to manufacturing start up inefficiencies and $952 related to severance, professional fees, travel and contract exit costs.

The Company’s consolidated net sales and net income for Fiscal 2016 and Fiscal 2015 included the following amounts for Allied (acquired November 7, 2016) for Better Bakery (acquired April 24, 2015) and

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Landshire (acquired January 30, 2015) for the periods between the acquisition date and the end of the applicable fiscal year:

	Fiscal 2016	Fiscal 2015
	Allied	Landshire	Better Bakery
Net sales	$13,938	$40,646	$8,220
Net income	368	7,768	(148)

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2016	January 2, 2016
Trade accounts receivable	$77,092	$72,161
Other receivables	6,516	11,577
Reserves for sales returns and uncollectible accounts receivable	(1,150)	(1,120)

	$82,458	$82,618

Other receivables at December 31, 2016 and January 2, 2016 includes $2,329 and $9,398, respectively, for a product contamination insurance policy claim related to the recall of stuffed chicken breast products that occurred in Fiscal 2015. Such amounts were recognized based on a loss contingency model and primarily relate to a claim for net sales reductions due to product returns, marketing expenses to support post-recall sales, professional fees and travel. The amount recorded represents the amount expected to be collected under the policy. The full amount of the insurance claim is $19,196, of which $1,000 is subject to self-insurance retention. The amount claimed also includes unrecorded contingent gains of $5,867 representing claims for business interruption. The activity in the recall receivable account was as follows:

	December 31,	January 2,
	2016	2016
Balance, beginning of year	$9,398	$—
Claim additions	1,535	11,794
Self-insurance retention	—	(1,000)
Payments received	(8,604)	(1,396)

Balance, end of year	$2,329	$9,398

Of the $1,535 recorded as claim additions in Fiscal 2016, $345, $30, $1,001 and $159 were recorded to cost of goods sold, distribution expenses, selling, general and administrative expenses and other expense, net, respectively. Of the $11,794 recorded in Fiscal 2015, $6,244, $196, $1,700 and $3,654 were recorded to Cost of goods sold, Distribution expenses, Selling, general and administrative expenses, and Other expense, net, respectively.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

6. INVENTORIES

Inventories by major classification are as follows:

	December 31, 2016	January 2, 2016
Finished goods	$115,312	$136,762
Raw materials	53,364	48,894
Work in process	2,810	2,330
Reserves for excess and obsolete inventory	(5,860)	(4,450)

	$165,626	$183,536

7. PROPERTY, PLANT AND EQUIPMENT

The major components of property, plant and equipment along with their respective estimated useful lives are as follows:

	Useful Life (years)	December 31, 2016	January 2, 2016
Land	n/a	$5,866	$5,396
Land improvements	5	4,959	4,594
Buildings	20 – 30	156,144	146,930
Machinery and equipment	5 – 15	214,999	195,561
Software	3 – 5	20,974	18,229
Furniture and fixtures	3 – 10	2,774	2,421
Vehicles	2 – 5	1,257	1,302
Construction in progress	n/a	26,071	7,749

		433,044	382,182
Less: accumulated depreciation and amortization		175,744	144,260

		$257,300	$237,922

The net book value of internal-use software costs included in software above was $5,261 and $5,777 as of December 31, 2016 and January 2, 2016, respectively. Depreciation of capitalized internal-use computer software costs included in depreciation expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $3,262, $3,153 and $2,876, respectively.

Depreciation expense for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $33,448, $31,149 and $28,182, respectively.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

8. GOODWILL AND OTHER INTANGIBLES

Cost and accumulated amortization (as applicable) of Other intangible assets consisted of the following:

	December 31, 2016	January 2, 2016
Amortizable intangibles:
Cost:
Formulas (weighted average life – 10 years)	$10,307	$10,307
Trade name and trademarks (weighted average life – 13 and 12 years, respectively)	119,002	106,092
Non-compete (weighted average life – 4 years)	3,419	2,309
Customer relationships (weighted average life – 14 years)	288,292	270,610

	421,020	389,318

Accumulated amortization
Formulas	$(7,760)	$(6,784)
Trade name and trademarks	(44,682)	(36,263)
Non-compete	(1,759)	(1,220)
Customer relationships	(154,376)	(133,035)

	(208,577)	(177,302)

Net book value
Formulas	2,547	3,523
Trade name and trademarks	74,320	69,829
Non-compete	1,660	1,089
Customer relationships	133,916	137,575

	212,443	212,016

Indefinite-lived intangibles:
Trade name and trademarks	27,175	27,175
Water and sewer usage permits	2,919	2,919

	$242,537	$242,110

Amortization expense related to other intangibles was $31,275, $31,708 and $29,823 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

At December 31, 2016, expected future amortization expense for other intangibles was as follows:

Fiscal Year	Amortization Expense
2017	$30,217
2018	28,441
2019	25,173
2020	23,595
2021	18,833
Thereafter	86,184

$212,443

The carrying amounts of goodwill by segment are as follows:

	Foodservice	Retail	Convenience	Total
Balance at December 28, 2013 and January 3, 2015	$187,136	$46,236	$41,890	$275,262
Fiscal 2015 acquisitions	1,272	11,462	11,712	24,446

Balance at January 2, 2016	188,408	57,698	53,602	299,708
Fiscal 2016 acquisitions	28,847	333	1,505	30,685

Balance at December 31, 2016	$217,255	$58,031	$55,107	$330,393

There were no accumulated goodwill impairment losses at December 31, 2016, January 2, 2016 and January 3, 2015.

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company periodically enters into swap agreements to mitigate its exposure to fluctuations in the price of diesel fuel and natural gas. Such derivatives are generally designated as cash flow hedges and are usually recognized in the Consolidated Balance Sheets at fair value.

Diesel Fuel Risk. The Company’s products are delivered by independent freight carriers. Generally, such carriers charge the Company a basic rate per mile, but that rate is usually subject to a mileage surcharge that may be triggered if the price of diesel fuel increases. To manage the fluctuations in such prices, in Fiscal 2014, the Company entered into a variable to fixed rate commodity swap agreement with a financial counterparty that hedged approximately 60% of its diesel fuel requirements. The hedge agreement was not entered into for speculative purposes. Instead, it was entered into to mitigate the variability in monthly cash flows attributable to fuel surcharge rates related to changes in U.S. No 2 Diesel Retail prices. The hedging instruments consisted of a series of financially settled fixed forward contracts with varying expiration dates, none of which exceeded twelve months. The net amounts were settled monthly and the amounts paid or received each month were recorded as adjustments to freight expense. The effective changes in fair value were recorded in Accumulated Other Comprehensive Income (Loss) (“AOCI”), a component of shareholders equity.

Natural Gas Risk. The Company’s natural gas is sourced from multiple providers. In Fiscal 2014, the Company entered into a series of variable to fixed rate commodity swap agreements with a financial counterparty that hedged approximately 40% of its natural gas requirements. The hedge agreements were not entered into for

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

speculative purposes. Instead, they were entered into to mitigate the variability in monthly cash flows attributable to changes in NYMEX (New York Mercantile Exchange) pricing. The hedging instruments consisted of a series of financially settled fixed forward contracts with varying expiration dates, none of which exceeded twelve months. The net amounts were settled monthly and the amounts paid or received each month were recorded as adjustments to utilities expense. The effective changes in fair value were recorded in AOCI, a component of shareholders equity.

No diesel fuel or natural gas hedge agreements were entered into during Fiscal 2016 or Fiscal 2015, and none were outstanding at December 31, 2016 or January 2, 2016. As a result, there were no amounts in AOCI related to diesel fuel or natural gas hedge agreements at December 31, 2016 or January 2, 2016.

The effects of derivative instruments on the consolidated statements of operations for Fiscal 2015 and Fiscal 2014 are as follows:

	Gain (loss) Recognized in OCI		Loss Reclassified from AOCI into Income
	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
Diesel fuel swap	$2,002	$(2,002)	$(2,946)	$(64)
Natural gas swap	292	(292)	(427)	(87)

	$2,294	$(2,294)	$(3,373)	$(151)

The effect of the diesel fuel swap is recorded in Distribution expenses and the effect of the natural gas swap is recorded in Cost of goods sold. There was no tax impact of such derivatives on the consolidated financial statements.

10. FINANCING ARRANGEMENTS

Credit facilities

On June 2, 2016, the Company entered into a new first lien term loan in the aggregate amount of $1,300,000, which matures on June 2, 2023 (the “2016 First Lien Term Loan”) and an amendment to its asset-based revolving credit facility (the “ABL Facility”) to extend its maturity date to June 2, 2021. The net proceeds from the 2016 First Lien Term Loan of $1,293,500 (which was net of original issue discount of $6,500), were used to repay the amounts outstanding under the 2012 issuance of a $925,000 first lien term loan (the “2012 First Lien Term Loan”) and the 2012 issuance of a $375,000 second lien term loan (the “2012 Second Lien Term Loan”) (collectively, the “ Prior Term Loans”), pay related accrued interest of $11,990, pay a prepayment penalty of $3,735 and pay debt issuance costs of $15,449. Proceeds of $3,619 were retained for working capital and other purposes.

On July 21, 2016, using proceeds from the sale of its common stock in the IPO, the Company voluntarily repaid $205,000 of the 2016 First Lien Term Loan. The Company applied the voluntary repayment to all the scheduled payments that would have fallen due prior to the maturity of the 2016 First Lien Term Loan and also to a portion of the single payment due June 2, 2023.

On December 7, 2016, the Company issued $400,000 in aggregate principal amount of 5.50% Senior Unsecured Notes due 2024 (the “Senior Unsecured Notes”), and used the net proceeds of $395,931 together with cash on hand, to voluntarily repay $400,000 of outstanding borrowings under its 2016 First Lien Term Loan.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Concurrently, the Company completed a repricing amendment that resulted in a 75 basis point decrease in interest rates for the 2016 First Lien Term Loan. As a result of these repayments, at December 31, 2016, the only required future payment under the 2016 First Lien Term Loan is a single payment of $695,000 due on its maturity date of June 2, 2023.

The Company’s debt consisted of the following:

	December 31, 2016	January 2, 2016
2016 First Lien Term Loan, with floating interest rates, maturing June 2, 2023, net of original issue discount of $4,526	$663,720	$—
2016 First Lien Term Loan, held by related party, net of original issue discount of $181	26,573	—
Senior Unsecured Notes (including related party principal of $40,000)	400,000	—
2012 First Lien Term Loan, net of original issue discount of $2,399	—	894,851
2012 Second Lien Term Loan, net of original issue discount of $2,438	—	340,562
2012 Second Lien Term Loan, held by related party, net of original issue discount of $228	—	31,772
Debt issuance costs	(11,638)	(11,071)
Capitalized lease obligations maturing through Fiscal 2018	276	861
Insurance premium financing	—	1,583

	1,078,931	1,258,558
Less: current maturities	(274)	(24,721)

Total debt	$1,078,657	$1,233,837

As a result of the Fiscal 2016 financing transactions discussed above, deferred loan fees, original issue discount and new third party fees were assessed and accounted for pursuant to ASC 470-50 as follows:

•	In connection with the issuance of the 2016 First Lien Term Loan and repayment of the Prior Term Loans on June 2, 2016, the Company recognized $825 and $1,336 in expense related to the write off of original issue discount and a portion of the unamortized deferred financing fees, respectively, associated with the Prior Term Loans. Of the $15,449 debt issuance costs incurred in connection with these transactions, $11,896 were expensed and $3,553 were capitalized. Fees capitalized of $2,896 related to the 2016 First Lien Term Loan are recognized in “Long-term debt, net of current maturities” and $657 related to the ABL Facility are recognized in “Other assets.” After considering the impact of the amortization of original issue discount and deferred financing fees, the effective interest rate for the 2016 First Lien Term Loan was approximately 5.03% at the issue date.

•	In connection with the voluntary prepayment of $205,000 that occurred on July 21, 2016, the Company wrote off $1,900 and $1,466 in deferred financing fees and original issue discount, respectively, during the third quarter of 2016.

•	In connection with the repricing amendment, the Company wrote off nominal amounts of deferred financing fees and original issue discount. New fees incurred to effect the repricing totaled $2,693, of which $1,949 were expensed and $744 were capitalized.

•	In connection with the prepayment of $400,000 that occurred on December 7, 2016, the Company wrote off $2,732 and $3,811 of original issue discount and deferred financing fees, respectively, during the fourth quarter of 2016.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Fees capitalized are being amortized over the term of the 2016 First Lien Term Loan. The effective interest rate for the 2016 First Lien Term Loan was approximately 4.27% at December 7, 2016. Deferred financing fees and original issue discount written off as well as new fees expensed are recognized in Refinancing charges in the Consolidated Statements of Operations and Comprehensive Income.

Interest on borrowings under the 2016 First Lien Term Loan varies based on either LIBOR or a bank base rate, plus a margin as set forth in the following table:

Total Net Leverage Ratio	LIBOR Loans	Bank Base Rate Loans
Less than or equal to 4.00:1.00	3.50%	2.50%
Greater than 4.00:1.00	3.00%	2.00%

During both Fiscal 2016 and Fiscal 2015, the Company’s debt was subject to LIBOR loan margins. At December 31, 2016, the interest rate for the 2016 First Lien Term Loan was 4.00%. At January 2, 2016, the interest rate for borrowings on the 2012 First Lien Term Loan was 5.75% and for the 2012 Second Lien Term Loan it was 9.50%.

The 2016 First Lien Term Loan is collateralized by a first-priority security interest in substantially all of the Company’s assets, except for accounts receivable, inventory and cash and cash equivalents, which together serve as first-priority collateral for the ABL Facility, on which the 2016 First Lien Term Loan maintains a second-priority interest. The 2016 First Lien Term Loan agreement includes certain non-financial covenants, which include limitations on the Company’s ability to incur additional indebtedness, issue preferred stock, pay dividends, make distributions on its capital stock, repurchase its capital stock, make certain investments, create liens on its assets, enter into transactions with affiliates, transfer and sell assets, merge, consolidate or sell all or substantially all of its assets. Such covenants also create restrictions on dividends and certain payments by its restricted subsidiaries. At December 31, 2016, the Company was in compliance with all such covenants. The 2016 First Lien Term Loan agreement also includes financial maintenance covenants that only apply under certain conditions. The 2016 First Lien Term Loan agreement also requires mandatory annual prepayment of certain excess cash flow, as applicable. No excess cash flow prepayment is required with respect to Fiscal 2016.

The 2012 First Lien Term Loan agreement also required a mandatory prepayment of certain excess cash flow. In the second quarter of Fiscal 2016, the Company made a mandatory prepayment related to an excess cash flow of approximately $13,407 that related to Fiscal 2015. However, certain debt holders exercised their option to reject the prepayment and, therefore, $2,815 of the prepayment was returned to the Company.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The maximum borrowing limit on the ABL Facility is $175,000 and such maximum borrowing limit is further subject to a borrowing base limitation that is derived from applying defined calculations to inventory and accounts receivable balances. The ABL Facility agreement includes certain non-financial covenants, as well as certain financial maintenance covenants that only apply under certain conditions. Availability under the ABL Facility was as follows:

	December 31, 2016	January 2, 2016
Borrowing base limitation	$125,114	$130,941
Less: outstanding letters of credit	5,469	5,498

Net availability	$119,645	$125,443

The Senior Unsecured Notes were issued pursuant to an indenture, dated December 7, 2016 (the “Indenture”), at an issue price of 100% of the principal amount of the Notes, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, and outside the US to non-U.S. persons pursuant to Regulation S under the Securities Act. The Notes mature on December 15, 2024 and bear interest at a rate of 5.50% per annum, payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2017. The Senior Unsecured Notes are guaranteed, jointly and severally, by all of the Company’s subsidiaries.

Aggregate fees of $5,087 were incurred in connection with the issuance of the Senior Unsecured Notes. Such fees were capitalized and are being amortized over the term of the Senior Unsecured Notes. The effective interest rate for the Senior Unsecured Notes was approximately 5.63% at December 7, 2016.

The Company may redeem the Senior Unsecured Notes, in whole or in part as follows:

•	at any time prior to December 15, 2019 at a redemption price equal to 100% of the principal amount, plus applicable accrued and unpaid interest, if any, plus an Applicable Premium, as described in the Indenture and as summarized below; and

•	at any time on or after December 15, 2019, at a redemption price equal to the following percentages of the principal amount, plus applicable accrued and unpaid interest, if any:

Year ending December 14,	Percentage
2020	104.125%
2021	102.750%
2022	101.375%
2023 and thereafter	100.000%

The Applicable Premium is the greater of:

A)	1.0% of the principal amount of such Note; and

B)	the excess, if any, of (a) the present value at such redemption date of (i) the redemption price at December 15, 2019 (see redemption prices above) plus (ii) all required interest payments due through December 15, 2019 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points; over (b) the then outstanding principal amount.

At any time prior to December 15, 2019, the Company may also redeem up to 40% of the aggregate principal amount of the Senior Unsecured Notes with the proceeds from certain equity offerings at a redemption

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

price equal to 105.50% of the aggregate principal amount of the Notes, plus applicable accrued and unpaid interest, if any. Upon the occurrence of certain change of control transactions, the Company will be required to offer to repurchase the Notes at 101% of the principal amount, plus applicable accrued and unpaid interest, if any.

The Indenture contains covenants that, among other things, restrict the ability of the Company and its restricted subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from restricted subsidiaries that are not guarantors; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of its assets. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture.

The Indenture also provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding amounts of the Senior Unsecured Notes will become due and payable immediately without further action or notice. If any other event of default under the Indenture occurs or is continuing, the trustee or holders of at least 30% in aggregate principal amount of the then outstanding Senior Unsecured Notes may declare all of the Senior Unsecured Notes to be immediately due and payable.

Future maturities of long-term debt were as follows at December 31, 2016:

Fiscal year 2017	$274
Fiscal year 2018	2
Thereafter	1,095,000

1,095,276
Less: amounts representing interest resulting from amortization of original issue discount	(4,707)

$1,090,569

11. INCOME TAXES

The Company’s income tax (benefit) provision consists of the following components:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Federal income tax (benefit) provision
Current	$1,609	$870	$—
Deferred	(47,621)	6,517	7,333

Net federal income tax (benefit) provision	(46,012)	7,387	7,333

State income tax (benefit) provision
Current	816	591	331
Deferred	(11,794)	941	725

Net state income tax (benefit) provision	(10,978)	1,532	1,056

Income tax (benefit) provision	$(56,990)	$8,919	$8,389

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The following is a reconciliation between the reported income tax (benefit) provision and the income tax provision based on applying the federal statutory rate to the Company’s pretax income:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Amount	Percent of Pre-tax Income	Amount	Percent of Pre- tax Income	Amount	Percent of Pre- tax Income
Income tax provision (benefit) computed at statutory rate	$27,754	35.0%	$16,109	35.0%	$(10,344)	35.0%
Permanent book/tax difference:
Stock-based compensation	8,259	10.4%	5,501	12.0%	67	(0.2)%
Merger, acquisition and IPO-related costs	4,439	5.6%	—	—	—	—
Other permanent differences	220	0.2%	199	0.4%	205	(0.7)%
State and local income tax	12,019	15.2%	2,814	6.1%	(12,021)	40.7%
Change in valuation allowance	(109,690)	(138.3)%	(15,812)	(34.4)%	30,545	(103.4)%
Other	9	0.0%	108	0.2%	(63)	0.2%

Income tax (benefit) provision	$(56,990)	(71.9)%	$8,919	19.4%	$8,389	(28.4)%

Prior to July 20, 2016, the Company’s restricted stock awards were accounted for as liability awards. Accordingly, the fair value of the awards were re-measured each quarter and compensation expense adjusted based on the re-measured fair value. However, as discussed in Note 16, the liability award was converted to an equity award as of July 20, 2016. Accordingly, the fair value of such awards is no longer required to be re-measured. Prior to July 20, 2016, stock-based compensation expense created a permanent book/tax difference because employee elections under Section 83(b) of the Internal Revenue Code established the basis for the Company’s income tax deduction for employee compensation as of the grant dates, whereas the Company’s recognition of compensation expense under the liability method of accounting (see Note 16) was affected by increases in restricted stock values subsequent to the grant dates.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The approximate tax effect of each type of temporary difference that gave rise to the Company’s deferred tax assets and liabilities were as follows:

	December 31, 2016	January 2, 2016
Deferred tax assets:
Inventory cost capitalization and reserves	$5,420	$4,789
Other reserves and accruals	7,071	4,209
Federal net operating loss carryforwards	42,207	76,678
State net operating loss carryforwards	3,533	11,153
Alternative minimum tax carryforward	3,111	1,502
State income tax credit	6,565	10,100
Other	1,380	307

	69,287	108,738
Less: Valuation allowance	—	(109,690)

Net deferred tax assets	69,287	(952)

Deferred tax liabilities:
Other reserves and accruals	(998)	(940)
Basis difference in property, plant and equipment	(16,669)	(16,794)
Amortization of intangible assets	(45,246)	(23,261)
Other	(3,667)	(803)

Total deferred tax liabilities	(66,580)	(41,798)

Net deferred tax asset (liability) – net	$2,707	$(42,750)

At December 31, 2016, the Company had net operating losses (“NOL”) carryforwards of $120,498 and $85,427 for federal and state purposes, respectively, which expire during the following years (as revised):

	Federal	State
2017 – 2021	—	9,500
2022 – 2026	—	5,812
2027 – 2031	—	5,483
2032 – 2035	120,498	64,632

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At each reporting date, the Company considers both negative and positive evidence that impacts the assessment of the realization of deferred tax assets. The Company historically maintained a full valuation allowance against its deferred tax assets because the existing negative evidence outweighed the positive evidence such that it was not more likely than not that the deferred tax assets were realizable. Principal among the negative evidence has been the sustained history of cumulative tax losses, in part related to fluctuations in commodity costs and the Company’s high degree of financial leverage. Although the Company reported pre-tax income in Fiscal 2015, the Company continued to provide for a full valuation allowance against its deferred tax assets through January 2, 2016 because the Company reported significant pre-tax losses in previous historical periods.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

In Fiscal 2016, the Company continued the trend of realizing pre-tax income that began in the first quarter of Fiscal 2015 and its cumulative income in the recent past became positive. In addition, its forecasts for Fiscal 2017 indicated continued pre-tax income. Additionally, the Company was able to refinance its debt during Fiscal 2016 on more favorable terms, which has and will result in significant annual savings. The Company also considered forecasts of future taxable income and evaluated the utilization of tax attributes prior to their expiration. After considering these factors, the Company determined that the positive evidence outweighed the negative evidence and concluded during Fiscal 2016, that it was more likely than not that its deferred tax assets were realizable. As a result, the Company made the determination to release the full valuation allowance of $109,690 in Fiscal 2016.

The following shows the activity in the valuation allowance for deferred tax assets:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Balance at beginning of period	$109,690	$126,392	$94,952
Additions	—	—	31,440
Valuation allowance released	(109,690)	(15,812)	—
Other deductions	—	(890)	—

Balance at end of period	$—	$109,690	$126,392

Of the deductions recorded during Fiscal 2015, $890 was recorded in OCI. Of the additions recorded during Fiscal 2014, $895 was recorded in OCI.

Net deferred tax assets and income tax expense can be significantly affected by changes in tax laws and rates and by unexpected adverse events that could impact management’s conclusions as to the ultimate realizability of deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of December 31, 2016, the Company’s federal and state tax returns for fiscal year 2011 through Fiscal 2015 remain open under the relevant statutes.

Management believes that substantially all tax positions taken and expected to be taken and reflected in the consolidated financial statements at December 31, 2016 and January 2, 2016 are more likely than not to be sustained, based upon the technical merits, upon examination. As a result, no material amounts were recorded to reverse the impact of tax benefits as of December 31, 2016 and January 2, 2016.

12. STOCKHOLDERS’ EQUITY

Concurrent with the restricted stock awards discussed in Note 16, employees and other recipients made elections under section 83(b) of the Internal Revenue Code (the “83(b) elections”), which triggered immediate recognition of compensation for federal income tax purposes. To assist the recipients with the tax liability arising from the 83(b) elections, the Company provided loans to these employees, evidenced by promissory notes (the “Stockholder Notes”), for amounts that approximate each recipient’s tax liability under the 83(b) elections. The Stockholder Notes are secured by the shares issued to the respective recipients under the Company’s 2009 Omnibus Equity Incentive Plan which, effective August 18, 2016, was renamed the AdvancePierre Foods Holdings, Inc. 2009 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”) or any other equity incentive plan. In addition, the Stockholder Notes have recourse in the event of default by the recipient. Interest is charged on the outstanding balances at the mid-term applicable federal rate in effect at the issue date. As of December 31,

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

2016 and January 2, 2016, the interest rates on the Stockholder Notes ranged between 0.95% and 2.04%. Balances outstanding at December 31, 2016 and January 2, 2016 (which represent principal and related accrued interest) were $902 and $3,884, respectively, and are presented in the Consolidated Balance Sheets as deductions from stockholders’ equity. Interest on such Stockholder Notes, which are included in related party interest in the Consolidated Statements of Operations and Comprehensive Income, were nominal for the periods presented. During Fiscal 2016, prior to the IPO, all Stockholder Notes due from the executive officers were repaid and/or retired. Accordingly, Stockholder Notes at December 31, 2016 represent amounts due from other employees.

13. LEASED PROPERTIES

The Company leases certain property, plant and equipment some of which are classified as capital leases. The capital leases have original terms ranging from one to six years and the carrying amounts of assets covered under these leases were approximately $276 and $861 as of December 31, 2016 and January 2, 2016, respectively.

The Company also leases cold storage space, machinery, equipment and real estate classified as operating leases with terms that are effective for varying periods through fiscal year 2025. Certain of these leases have remaining renewal clauses, exercisable at the Company’s option.

At December 31, 2016, the Company had minimum rental payments required under non-cancelable operating and capital leases as follows:

	Minimum Rental Payments
Fiscal Year	Operating Leases	Capital Leases
2017	$3,329	$277
2018	2,099	2
2019	1,113	—
2020	610	—
2021	468	—
Thereafter	1,304	—

	$8,923	279

Less: amount representing interest		3

Present value of minimum lease payments under capital leases		$276

Components of rent expense were as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Real estate	$1,554	$1,994	$1,795
Cold storage	3,995	3,931	2,919
Equipment	4,102	4,107	3,278

Total	$9,651	$10,032	$7,992

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

In 2012, the Company entered into an agreement to sell and lease back from the purchaser a distribution center for a minimum period of twenty years. The Company or a successor lessee may be required to provide certain financial assurances that could be deemed to be collateral for the sale-leaseback transaction, and therefore, the transaction does not qualify as a sale. Accordingly, the real estate and related building and equipment remain on the Company’s books and the proceeds from the sale are being accounted for as a long-term liability, except for the current portion of $671, which is included in accrued liabilities. The lease agreement does not have a stated interest rate; the implicit interest rate is 7.12% over the term of the agreement. Future payments under the agreement related to this lease are as follows as of December 31, 2016:

Fiscal Year	Required Payments
2017	$2,332
2018	2,356
2019	2,379
2020	2,403
2021	2,427
Thereafter	28,355

40,252
Less amounts representing interest:	16,617

$23,635

During Fiscal 2014, the Company entered into an operating lease for additional office space in Cincinnati, OH. A portion of the rent was abated at the start of the lease term. Pursuant to ASC 840—”Leases” (“ASC 840”), the rent expense is being recognized on a straight-line basis over the lease term with corresponding entries to deferred rent. At December 31, 2016 and January 2, 2016, deferred rent related to this lease was $316 and $342, respectively.

14. OTHER LONG-TERM LIABILITIES

As discussed in Note 4, the Company acquired Landshire and Better Bakery during Fiscal 2015. A component of the purchase price for Landshire related to contingent consideration for earn out payments based on achieving minimum annual volume targets. At December 31, 2016 and January 2, 2016, respectively, the fair value of the liability for the earn out payments was $9,875 and $19,628 respectively, of which $6,621 and $9,956, respectively, were included in other accrued liabilities; the remainder of these amounts were included in other long-term liabilities as the contract will be settled by March 15, 2018.

As part of the acquisition of Better Bakery, the Company assumed an onerous broker contract. At December 31, 2016 and January 2, 2016, the liability for this contract was $4,198 and $6,821, respectively. The entire balance at December 31, 2016 was included in other accrued liabilities as the contract expires in Fiscal 2017. At January 2, 2016, the entire amount was included in other long-term liabilities. During Fiscal 2016, payments made with respect to the earn out agreement and the onerous broker contract were $10,000 and $1,674, respectively.

15. RESTRUCTURING AND OTHER EXPENSE, NET

Over the past three years, the Company has initiated a number of restructuring programs, including initiatives to integrate acquired businesses, to improve the efficiency of its manufacturing and distribution network, to consolidate certain activities and to reorganize its management structure. Expenses related to such initiatives were minimal in Fiscal 2016 as they were substantially complete during Fiscal 2015.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Fiscal 2015 Initiatives

In connection with the integration of Landshire and Better Bakery in Fiscal 2015, the Company incurred expenses of $1,887, of which, $927 related primarily to the reconfiguration of production lines and associated ramp up inefficiencies, and was charged to gross profit. The remainder of $960, which was charged to operating income/expense, represented travel, meals, legal and professional fees, facility closing costs and related severance.

Restructuring expenses charged against gross profit in Fiscal 2015 also included $1,191 that was related to the reconfiguration of its production lines at its Portland, Maine manufacturing facility.

Fiscal 2013 Initiatives

Certain expenses related to various initiatives undertaken in fiscal year 2013 to improve commercial effectiveness and reduce operating costs continued into Fiscal 2015 and Fiscal 2014 and, to a lesser extent, into Fiscal 2016. Such initiatives included the following:

•	The consolidation of the Company’s business unit leadership and shared services teams in its Cincinnati, Ohio area facilities along with the closure of an administrative office previously located in Edmond, Oklahoma;

•	The reorganization of its senior leadership team; and

•	The implementation of staffing reductions and certain facility closures in its manufacturing, logistics and commercial operations.

The following table summarizes the classification of restructuring costs in the consolidated statements of operations:

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Gross Profit	Operating Income	Gross Profit	Operating Income	Gross Profit	Operating Income
Initiatives prior to 2013	$—	$—	$—	$—	$432	$37
2013 initiatives	—	143	374	1,288	1,614	5,228
2015 initiatives	—	(23)	2,118	960	—	—

Totals	$—	$120	$2,492	$2,248	$2,046	$5,265

None of the restructuring charges were directly attributable to any of the Company’s reportable segments.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The following table summarizes the activity for liabilities related to restructuring charges. The balance at January 2, 2016 was reflected in accrued liabilities:

Total
Balance at December 28, 2013	$3,352
Accruals	7,311
Payments, net	(10,096)

Balance at January 3, 2015	$567
Accruals	4,740
Payments, net	(4,811)

Balance at January 2, 2016	$496
Accruals	120
Payments, net	(616)

Balance at December 31, 2016	$—

Other expense, net for Fiscal 2016 consisted primarily of the $9,000 success fee paid to Oaktree, in connection with the IPO, and approximately $5,000 related to certain public filing expenses and certain merger and acquisition expenses. Other expenses, net for Fiscal 2015 consisted primarily of professional fees associated with merger and acquisition activity, and costs associated with a recall of stuffed chicken breasts (refer to Note 5).

16. STOCK-BASED COMPENSATION AND EMPLOYEE BENEFITS

Stock-based Compensation

Effective January 15, 2009, the Company’s board of directors adopted the Equity Incentive Plan for the purpose of providing additional incentives to selected employees, directors and consultants whose contributions are considered essential to the growth and success of its business. The Equity Incentive Plan provides for the grant of stock options, share appreciation rights, restricted stock, RSUs, deferred shares, performance shares, unrestricted shares, other share-based awards or any combination of the foregoing. Awards under the Equity Incentive Plan, as amended on July 20, 2016 and August 18, 2016, are limited to 16,562,730 shares of the Company’s common stock, subject to adjustment as provided for in the Equity Incentive Plan document. The Equity Incentive Plan provides for board of directors’ discretion in determining vesting periods, contractual lives and stock option exercise prices for each award issuance under the Equity Incentive Plan. The amendment on July 20, 2016 provided for the increase in the maximum grants allowed to 16,562,730 shares, and the amendment on August 18, 2016 effected the name change to the Equity Incentive Plan that is disclosed in Note 12.

Restricted Stock

Prior to July 20, 2016, the only awards issued under the Equity Incentive Plan were restricted stock, and, pursuant to the First Amended and Restated Stockholders’ Agreement by and among the Company and its stockholders and the individual award agreements, transfers of such awards were restricted. In addition, prior to July 20, 2016, such restricted stock provided the Company with the right, but not the obligation to repurchase all or any portion of the vested equity interests in the event that the awardee’s employment was terminated for any reason. The purchase price that the Company paid for the restricted stock was based on a valuation made in good faith by its board of directors. Since the Company had previously exercised this right in every instance of employment termination, the awardees did not bear the risks and rewards of ownership. Therefore, the Company

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

determined that liability classification of these awards was appropriate until the point that the shares had been vested for six months, a sufficient period of time to allow the holder to fully bear the risks and rewards of ownership. If the employee remained with the Company after the six month period, the award was reclassified from liabilities to equity. In connection with the IPO, The First Amended and Restated Stockholders Agreement was terminated.

Under liability classification, the Company was required to recognize a liability based on the stock award’s fair value at each reporting date with reference to its vesting schedule. The liability recognized at July 2, 2016 and January 2, 2016 were based on fair values of $17.65 and $10.24, respectively.

Following the IPO, more than 25% of the Company’s common stock was available for trading on The New York Stock Exchange on July 20, 2016, thereby resulting in a termination of the call right on that date. Hence, 24 awardees began to bear the risks and rewards of ownership. As a result, the liability award was converted to an equity award as of July 20, 2016, since the call right feature was the only condition that prevented it from being classified as an equity award. As of that date, the fair value of the award was determined to be $23.53, based on the opening price of the Company’s common stock, and additional compensation expense of $6,477 was recognized for the period that spanned the beginning of the third fiscal quarter of 2016 to July 20, 2016. This additional compensation expense is included in stock-based compensation expense. On the same date, the amount of $35,312 was transferred from liabilities to equity. While the award was a liability award, pursuant to ASC 718, the Company was required to re-measure the fair value of the award at each reporting date and record additional compensation with reference to the vesting schedule. Fair values were, at those times, estimated at the grant dates using estimates of enterprise value, adjusted by liquidity discounts. The enterprise value estimates were calculated by applying market benchmark multiples to the most recent quarter’s Adjusted EBITDA for the trailing twelve months period. Annually, those computations were also compared with the Company’s estimated future discounted cash flows.

Further, during the third quarter of 2016, the dividend provision of the restricted stock award agreement was modified to provide for the payment of non-forfeitable dividends even on unvested restricted stock.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The table below reflects recent restricted stock activity as well as other information related to awards of restricted stock that were granted under the Equity Incentive Plan. Restricted stock granted under the Equity Incentive Plan generally vests over a three- or four-year period on a graded-vesting basis with equal proportions of the shares vesting at the annual anniversary date of the grant in each of the three or four years in the vesting period.

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share	Shares	Weighted Average Grant Date Fair Value per Share
Unvested Restricted Shares:
Balance at beginning of fiscal year	1,625,477	$2.46	2,247,565	$1.22	2,851,824	$1.42
Granted	237,049	$11.46	779,154	$4.09	505,460	$1.01
Vested	(1,212,472)	$2.73	(1,228,646)	$1.43	(1,060,406)	$1.68
Forfeited	(98,543)	$1.01	(172,596)	$1.01	(49,313)	$1.01

Balance at end of fiscal year	551,511	$5.99	1,625,477	$2.46	2,247,565	$1.22

Vested Restricted Shares:
Balance at beginning of fiscal year	2,913,207	$1.72	1,857,157	$1.85	1,186,968	$2.81
Vested	1,212,472	$2.73	1,228,646	$1.43	1,060,406	$1.68
Repurchased	(259,249)	$1.51	(172,596)	$1.01	(390,217)	$4.30

Balance at end of fiscal year	3,866,430	$2.05	2,913,207	$1.72	1,857,157	$1.85

Of the unvested restricted stock awards at December 31, 2016, 534,966 shares are expected to vest.

During Fiscal 2016, the Company granted restricted shares with weighted average grant date fair values per share as follows:

Grants Made During the Quarter Ended	Number of Restricted Shares Granted	Weighted Average Fair Value of Common Stock per Share on Date of Grant
April 2, 2016	130,682	$10.24
July 2, 2016	93,696	$11.25
December 31, 2016	12,671	$25.65

The fair values of the restricted shares were determined contemporaneously with the grants.

Compensation expense, included in Selling, general and administrative expenses, associated with outstanding restricted stock awards, including credits for stock forfeitures, was $27,704, $17,198 and $2,744 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. As of December 31, 2016, total unrecognized compensation expense was approximately $6,040 related to unvested stock-based compensation arrangements related to unvested restricted stock awards granted under the Equity Incentive Plan. This cost is expected to be recognized over the weighted average period of 1.39 years.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

In Fiscal 2016 (prior to July 20, 2016), the Company repurchased terminated employees’ vested stock with cash of $1,577. Shares repurchased were retired upon purchase. Such purchases in Fiscal 2015 totaled $963 and were also retired upon purchase. In Fiscal 2014, OCM and another related party, Maine Street Holdings, Inc. (“Maine”) purchased terminated employees’ vested stock with cash of $449. Such related party purchases were reported as capital contributions and also as redemption of stock in the Company’s Consolidated Statement of Stockholders’ Deficit in Fiscal 2014.

Since all the restricted stock awards were reclassified from liabilities to equity as of July 20, 2016, there was no liability to holders of grants as of December 31, 2016. As of January 2, 2016, the Company’s liability to holders of those grants was $17,393. Such liability was classified as current (part of other accrued liabilities) in the Consolidated Balance Sheet at January 2, 2016 since, at the time, the employees could have resigned at will or through termination which would have resulted in a call on the stock.

Under the previous liability classification, the Company was required to recognize the liability based on the stock award’s fair value at each reporting period with reference to its vesting schedule. The fair value of the restricted stock was $1.01 as of the beginning of Fiscal 2014, increased to $1.52 at the beginning of Fiscal 2015 and then increased to $10.24 as of January 2, 2016. As a result, additional compensation expense was recorded in those years to reflect the increase in fair values and the liability was accordingly adjusted.

RSUs and Stock Options

Between August 26, 2016 and December 31, 2016, the Company awarded certain of its employees and nonemployee directors RSUs as well as nonqualified stock options (“stock options”) with the right to acquire shares of its common stock. These awards vest on a graded-vesting basis over varying periods ranging between two and four years. The awards are subject to service conditions only. Each RSU may be exchanged on the vesting date for one share of the Company’s common stock and can only be settled in shares. Awardees of the RSUs are also entitled to non-forfeitable dividend-equivalent payments on vested and unvested RSUs. The contractual term of the stock option award is 10 years. A summary of the Fiscal 2016 awards of RSUs and stock options were as follows:

Awards Granted During the Quarter Ended	Number of Awards Granted	Weighted Average Fair Value on Date of Grant
RSUs:
October 1, 2016	240,843	$25.69
December 31, 2016	587,140	$25.68
Stock Options:
October 1, 2016	648,301	$4.74
December 31, 2016	8,960	$4.91

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Compensation expense for the RSUs and the stock options are being recognized over the vesting period on a graded-vesting basis based on their grant-date fair values. The grant date fair values of the RSUs are based on the closing price of the Company’s common stock on the date of grant. The grant-date fair value of the stock option awards are determined using the Black-Scholes model. Weighted average inputs to the Black-Scholes model were as follows:

Stock price on date of grant	$26.24
Exercise price	$25.70
Expected term	4.74 years
Risk-free interest rate (range 0.74% to 1.36%)	1.18%
Expected dividend yield (range 2.2% to 2.5%)	2.29%
Expected volatility	23.8%

For awards for which the expected term was not known, the Company used 6 years, which was determined using the simplified method specified in SEC Staff Accounting Bulletin Topic 14 because the Company has no exercise history on which to base estimates of future exercise behavior. The expected volatility of 23.8% was calculated by taking the average historical volatility of a group of peer companies over a six year period. Expected volatility based on peer group volatility was used instead of volatility based on the Company’s historical stock price because there was insufficient trading history on which to base historical volatility. The risk-free interest rate was based on the implied yield on U.S. treasury zero-coupon issues with a remaining term equal to the expected term. The dividend yield was based on expected dividend payments.

Additional information relating to the RSU awards follows:

	Shares	Weighted Average Grant Date Fair value per Share
Unvested RSUs:
Balance at beginning of fiscal year	—	—
Granted	827,983	$25.69
Vested	(4,948)	$25.69
Forfeited	(2,626)	$25.69

Balance at end of fiscal year	820,409	$25.69

RSUs Expected to vest	769,352	$25.69

Vested RSUs:
Balance at beginning of fiscal year	—	—
Vested	4,948	$25.69

Balance at end of fiscal year	4,948	$25.69

As of December 31, 2016, unrecognized compensation expense related to the RSUs was $18,212 which is expected to be recognized over the weighted average period of 1.8 years and does not reflect the Company’s estimate of potential forfeitures. Compensation expense recognized with respect to the RSUs in Fiscal 2016 was $2,932.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Between the award date and December 31, 2016, none of the stock options vested, none were exercised and none expired. Additional information relating to the stock option awards follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1) (in thousands)
Balance at beginning of fiscal year	—	—
Granted	657,261	$25.70
Forfeited	(7,876)	$25.69

Balance outstanding at end of period	649,385	$25.70	9.66 years	$2,647

Options expected to vest	610,940	$25.70	9.66 years	$2,491

(1)	Represents the total pre-tax intrinsic value, based on the closing price of the Company’s common stock on the New York Stock Exchange on December 31, 2016 and is the amount the option holders would have received had all option holders exercised their options on December 31, 2016.

As of December 31, 2016, unrecognized compensation expense related to the stock option awards was $1,992, which is expected to be recognized over the weighted average period of 1.2 years and does not reflect the Company’s estimate of potential forfeitures. Compensation expense recognized with respect to the stock options in Fiscal 2016 was $849.

At December 31, 2016, a total of 5,015,293 shares remained available for grant under the Equity Incentive Plan.

Employee Benefits

The Company maintains a 401(k) retirement plan for employees, which provides for an employer match. For Fiscal 2016, Fiscal 2015 and Fiscal 2014, the Company match was 100% of the first 3% of its employees’ salaries, and 50% of the next 2%. The Company’s contributions expensed under the 401(k) retirement plan were $4,919, $4,606 and $4,415 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

The Company also provides employee health insurance benefits through self-insurance group medical plans. Contributions expensed for the self-insured group medical plans were approximately $24,938, $22,251 and $18,784 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is the amount that would be received from the sale of an asset or paid for transfer of a liability in an orderly transaction between market participants, i.e., an exit price. To estimate an exit price, a three-level hierarchy is used. The three-level hierarchy for fair value measurements is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability. The hierarchy is as follows:

•	Level 1 — Valuation based upon unadjusted quoted prices for identical assets or liabilities in active markets.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

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

The Company’s non-derivative financial instruments consist primarily of cash and cash equivalents (including commercial paper and money market instruments with original maturities of three months or less), trade receivables, trade payables and long-term debt. The estimated fair values of the financial instruments have been determined using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

At December 31, 2016 and January 2, 2016, except for the 2016 First Lien Term Loan, the Prior Term Loans and the Senior Unsecured Notes, the book values of non-derivative financial instruments recorded in the accompanying Consolidated Balance Sheets are considered to approximate fair values due to those instruments being subject to variable interest rates, having short terms to maturity and/or being outstanding for short periods of time.

Principal, net of original issue discount, of the 2016 First Lien Term Loan at December 31, 2016 was $690,293. Principal outstanding under the Senior Unsecured Notes at December 31, 2016 was $400,000. Principal, net of original issue discount, of the 2012 First Lien Term Loan and the 2012 Second Lien Term Loan at January 2, 2016 was $894,851 and $372,334, respectively.

As discussed in Note 4, the Company recorded a liability of $19,293 when it acquired Landshire, which represented the fair value of a contingent consideration related to volume earn out. Other than the accretion of the liability due to the passage of time, there has been no change in the underlying assumptions used to calculate the fair value of the earn out since the acquisition date.

The following table summarizes the fair values of the Company’s term Loans and the contingent consideration:

	December 31, 2016		January 2, 2016
	Level 2	Level 3	Level 2	Level 3
Term Loans:
2016 First Lien Term Loan	$705,425	—	$—	$—
2012 First Lien Term Loan	—	—	895,007	—
2012 Second Lien Term Loan	—	—	367,500	—
Senior Unsecured Notes	404,000	—	—	—
Contingent consideration	—	9,875	—	19,628

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The table below summarizes recent activity related to the contingent consideration referred to in the table above:

Total
Balance at January 2, 2016	$19,628
Accruals	247
Payments, net	(10,000)

Balance at December 31, 2016	$9,875

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

•	The term loan instruments and Senior Unsecured Notes were based on Level 2 inputs, based on the observable trading value of these instruments;

•	The contingent consideration financial instrument was estimated using Level 3 significant inputs not observable in the market. Key assumptions included in the discount cash flow valuation model were predetermined payment dates, actual volume performance, management’s forecasted volume performance, risk-free interest rates plus a credit risk premium rate, historic asset volatility of comparable companies and management’s assessment of the probability of achieving the earn out targets.

18. TRANSACTIONS WITH RELATED PARTIES

Prior to July 20, 2016, Oaktree provided certain management, advisory and consulting services to the Company pursuant to a Management Services Agreement that became effective on September 30, 2010. Oaktree is the management company for OCM. Maine also provided certain management, advisory and consulting services to the Company pursuant to a Management Services Agreement that became effective on September 30, 2010, but the agreement with Maine was terminated on September 30, 2015. Maine is controlled by certain minority owners of the Company. In consideration for the services provided, the Company was required to pay a quarterly management fee of $750, in advance, to both Oaktree and Maine. The Company was also required to reimburse Oaktree and Maine for certain out-of-pocket expenses incurred with respect to the performance of services. With respect to the agreement with Oaktree, the Company recorded expenses of $5,214, $11,566 and $13,111, in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, for fees and out-of-pocket expenses. Similar expenses recorded for Maine in Fiscal 2015 and Fiscal 2014, were $2,250 and $3,000, respectively. Such expenses are included in Selling, general and administrative expenses. The Company also paid Oaktree an aggregate success fee of $9,000 on July 20, 2016 pursuant to the Management Services Agreement which required payment in an amount equal to three times the annual management fee in the event of consummation of an IPO of the Company’s equity securities or equity interests or a sale of all or substantially all of the Company’s assets. The Management Services Agreement with Oaktree was terminated effective July 20, 2016 in connection with the IPO.

As discussed in Note 3, on July 20, 2016, the Company entered into a TRA with its pre-IPO stockholders, including affiliates of Oaktree, Maine, the Company’s management team and its board members. Substantially all of the liabilities due under the TRA is considered to be due from related parties, and is therefore disclosed as primarily due from related parties in the accompanying Consolidated Balance Sheet as of December 31, 2016.

As discussed in Note 10, on December 7, 2016, the Company issued the Senior Unsecured Notes. Amounts due to Oaktree and its affiliates are disclosed as related party amounts in the accompanying Consolidated

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Balance Sheet as of December 31, 2016. Interest expense recorded in Fiscal 2016 and accrued at December 31, 2016 with respect to the Senior Unsecured Notes held by Oaktree and its affiliates was $147.

At December 31, 2016, Oaktree and its affiliates held $26,320 of the carrying value of the 2016 First Lien Term Loan. At January 2, 2016, Oaktree and its affiliates held $31,495 of the carrying value of the 2012 Second Lien Term Loan. Interest accrued and not paid to Oaktree and its affiliates was $6 and $692 as of December 31, 2016 and January 2, 2016, respectively, and is included in accrued interest in the accompanying Consolidated Balance Sheets. Interest expense recorded with respect to such related party debt was $2,407 for Fiscal 2016. Interest expense on debt held by Oaktree and its affiliates in Fiscal 2015 and Fiscal 2014 was $3,074 and $3,133, respectively.

Written procedures adopted by the Company and its Audit Committee currently restrict and govern related party transactions. Pursuant to those procedures, related party transactions require review by the Company’s general counsel, and certain related party transactions require pre-approval by the Audit Committee before such transactions can be binding.

19. EARNINGS (LOSS) PER COMMON SHARE (EPS)

For Fiscal 2016, the Company computed earnings per share using the two-class method, in which there was an allocation of its earnings between holders of its common stock and holders of its participating securities. The Company applied this method in Fiscal 2016 since during the third quarter of Fiscal 2016, holders of its restricted stock and vested and unvested RSUs were granted non-forfeitable rights to dividends and dividend-equivalents, respectively, and hence became participating holders of its common stock for purposes of computing basic earnings per share (see Note 16). Basic earnings per share for all periods presented were calculated based on the weighted average number of outstanding shares of common stock for the period. Diluted earnings per share was calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued shares of common stock related to stock options, restricted stock and RSUs, as applicable, to the extent that they were considered dilutive. The table below details the computation of the Company’s basic and diluted EPS:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Numerator:
Net income (loss)	$136,288	$37,111	$(37,943)
Less: Distributed earnings allocated to nonvested awards	(461)	—	—
Less: Undistributed earnings allocated to nonvested awards	(1,063)	—	—

Numerator for basic and diluted earnings (loss) per share	$134,764	$37,111	$(37,943)

Denominator:
Average shares outstanding — Basic	$71,101,484	$65,350,463	$64,209,838
Potential effect of nonvested restricted stock awards	—	831,402	—
Potential effect of nonvested stock options	569	—	—

Average shares outstanding — Diluted	71,102,053	66,181,865	64,209,838

Net income (loss) per common share—Basic	$1.90	$0.57	$(0.59)
Net income (loss) per common share—Diluted	$1.90	$0.56	$(0.59)
Dividend per share	$0.28	$—	$—
Antidilutive awards excluded from the computation of diluted EPS (incremental shares):
Restricted stock	332,955	—	—
RSUs	360,130	—	—

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

For Fiscal 2016, the Company applied the two-class method of computing earnings per share, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends distributed and participation rights in undistributed earnings. For diluted earnings per share, it requires dilutive earnings per share to be computed using two methods, and the most dilutive method selected. The incremental shares shown in the table above were excluded from the computation of diluted earnings per share because the treasury stock method was determined to be less dilutive.

20. SEGMENT INFORMATION

The Company operates in four reportable segments: Foodservice, Retail, Convenience and Industrial.

The Foodservice segment supplies the diverse US “food-away-from-home” industry. The Foodservice customers include leading national and regional distributors with whom the Company has long-standing and collaborative relationships. The Company also supplies 95 of the largest 100 school districts in the U.S., working closely with schools to develop nutritious meal options of good quality and value. The Company’s diverse portfolio of products includes ready-to-eat sandwiches (such as breakfast sandwiches and PB&J sandwiches), sandwich components (such as Philly steaks and flame-grilled hamburger patties), and other entrées and snacks (such as country-fried steak, stuffed entrées and chicken tenders).

The Retail segment supplies national and regional grocery chains, major warehouse club stores, mass retailers and dollar stores. The Company sells both branded and private label ready-to-eat sandwiches (such as grilled chicken sandwiches and stuffed pockets), sandwich components (such as chicken patties and Philly steaks) and other entrées and snacks (such as stuffed chicken breasts).

Customers in the Company’s Convenience segment include national and regional convenience chains and vending providers. In the Convenience segment, the Company sells customized ready-to-eat sandwiches (such as breakfast sandwiches and burgers), sandwich components (such as chicken patties) and other entrées and snacks (such as cinnamon dough bites).

The Industrial segment primarily supplies other food producers, such as packaged food companies under short-term co-manufacturing agreements.

Segment performance is evaluated by the Company’s chief operating decision maker (“CODM”) and is based on net sales and operating income. Unallocated corporate income (expenses) primarily relate to executive management, finance and legal functions and refinancing related charges.

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

The following summarizes the Company’s net sales and operating income by reportable segment:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales
Foodservice	$849,933	$886,095	$829,563
Retail	409,612	395,941	399,621
Convenience	229,837	201,845	159,659
Industrial	78,877	127,730	188,784

Total	$1,568,259	$1,611,611	$1,577,627

Operating income
Foodservice	$168,266	$134,287	$70,592
Retail	38,331	28,543	13,488
Convenience	38,925	29,776	18,230
Industrial	3,080	2,767	1,998
Unallocated corporate expenses, net	(64,609)	(44,966)	(28,229)

Total	$183,993	$150,407	$76,079

The Company manages assets on a total company basis, not by operating segment. Its CODM does not regularly review any asset information by operating segment and, accordingly, the Company does not report asset information by operating segment. Total assets were approximately $1,247,011 and $1,096,159 at December 31, 2016 and January 2, 2016, respectively.

Net sales by product category were as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales
Sandwiches	$474,085	$455,107	$412,009
Sandwich components	572,646	630,928	610,780
Other entrées and snacks	521,528	525,576	554,838

Total	$1,568,259	$1,611,611	$1,577,627

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

21. QUARTERLY RESULTS (unaudited)

The following summarizes the Company’s Fiscal 2016 quarterly financial data (net income for the fiscal quarter ended July 2, 2016 was impacted by the valuation allowance released in Fiscal 2016, $56,496 of which was released during the quarter - see Note 11):

	Fiscal Quarter Ended
	April 2, 2016	July 2, 2016	October 1, 2016	December 31, 2016
	13 Weeks	13 Weeks	13 Weeks	13 Weeks
Net sales	$394,495	$370,687	$393,654	$409,423
Gross profit	100,191	100,935	105,426	116,544
Net income	16,564	64,134	22,445	33,145
Net income per common share
Basic	$0.25	$0.97	$0.29	$0.42
Weighted average shares outstanding—Basic	66,025,281	65,836,860	74,878,851	77,664,944
Diluted	$0.25	$0.96	$0.29	$0.42
Weighted average shares outstanding—Diluted	66,880,841	66,837,810	74,878,851	77,667,330

The following summarizes the Company’s Fiscal 2015 quarterly financial data:

	Fiscal Quarter Ended
	April 4, 2015	July 4, 2015	October 3, 2015	January 2, 2016
	13 Weeks	13 Weeks	13 Weeks	13 Weeks
Net sales	$426,509	$391,878	$407,170	$386,054
Gross profit	87,154	83,814	87,718	95,688
Net income	10,529	2,260	12,635	11,687
Net income per common share
Basic	$0.16	$0.03	$0.19	$0.18
Weighted average shares outstanding—Basic	65,145,051	65,269,159	65,334,001	65,653,641
Diluted	$0.16	$0.03	$0.19	$0.18
Weighted average shares outstanding—Diluted	66,258,254	66,617,909	66,847,945	66,557,204

22. LEGAL PROCEEDINGS, CONTINGENCIES AND RISKS

The Company is subject to risks and uncertainties inherent in the food processing industry, many of which are outside the Company’s control, including raw material, energy and fuel costs, interest rates and general economic conditions. Commodity-based raw materials, including beef, chicken and pork, flour, seasonings, soy, and corrugate represent a significant portion of the Company’s total annual expenditures. Unexpected or sustained increases in commodity prices underlying the Company’s primary raw materials could materially increase the Company’s cost of operations. Management continually monitors changes in the operating environment and takes action to mitigate the impact of adverse changes, including the implementation of price increases, productivity and cost savings programs and deferral or elimination of discretionary spend.

As part of its ongoing operations in the food processing industry, the Company is subject to various claims and contingencies arising in the normal course of business, including, but not limited to, governmental investigations and proceedings, product liability as well as matters related to employees, safety, health, antitrust laws, taxes, commercial activities and the environment. In particular, the Company is subject to extensive

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

federal, state, and local regulations, and its food processing facilities and food products are subject to frequent inspection, audits and inquiries by the USDA, the FDA, and various local health and agricultural agencies. The Company is also subject to federal, state, and local agencies responsible for the enforcement of environmental, labor, and other laws and regulations. In addition, the Company is involved in various legal actions arising in the normal course of business.

Any litigation-related matters are subject to uncertainties and the outcomes are generally not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Certain litigation matters could be decided unfavorably against the Company and could have a material adverse effect on its results of operations and financial condition.

Claims, including product and general liability, workers’ compensation, auto liability and employment related matters have deductibles and self-insured retentions in the US ranging from zero to $2,000 per occurrence or per claim, depending on type of coverage and policy period. For international claims, deductibles and self-insured retentions are lower. The Company is also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Estimated reserves are based upon a number of factors, including known claims, estimated incurred but not reported claims using third-party actuarial data, which is based on historical information as well as certain assumptions about future events. Estimated reserves are included in accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets.

The Company evaluates contingencies based on the best available information and believes it has recorded appropriate liabilities to the extent necessary in cases where the outcome of such liabilities is considered probable and reasonably estimable. The Company also believes that its assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from managements’ estimates, future earnings will be charged or credited accordingly.

23. SUPPLEMENTAL CASH FLOW INFORMATION

Other changes in certain operating assets and liabilities (excluding amounts for acquisitions) consist of:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
	52 Weeks	52 Weeks	53 Weeks
Accounts receivable	4,008	18,945	(4,841)
Inventories	20,956	14,298	(25,006)
Prepaid expenses and other current assets	(620)	4,509	4,555
Accounts payable and accrued liabilities	2,526	(16,573)	7,051

Total	26,870	21,179	(18,241)

Amounts related to debt refinancing consist of:

Non-cash write-off of deferred loan fees and original issue discount related to debt extinguishments	$12,084
Prepayment premium on term loans	(2,518)
Original issue discount – retirement of term loans	(14,230)

Balance at December 31, 2016	$(4,664)

ADVANCEPIERRE FOODS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(In thousands, except share and per share amounts)

Information regarding supplemental cash flow disclosures is presented in the table below:

	Fiscal Year Ended
	December 31, 2016	January 2, 2016	January 3, 2015
	52 Weeks	52 Weeks	53 Weeks
Cash paid (received) during the period for:
Interest, net	$89,519	$94,928	$94,681
Income taxes, net	1,830	1,850	(59)
Significant non-cash transactions:
Liabilities under tax receivable agreement (primarily due to related parties)	254,155	—	—
Accounts payable for construction in progress	3,325	1,982	1,358
Insurance premiums financed	—	3,266	4,288
Capital leases	—	305	839
Common stock surrendered to retire stockholder notes receivable	476	—	—

24. SUBSEQUENT EVENTS

On January 24, 2017, the Company completed a secondary public offering in which certain funds managed by Oaktree and certain members of management sold 14,375,000 shares of common stock at a price of $27.00 per share, including 1,875,000 shares purchased by the underwriters who fully exercised their option to purchase such shares. The Company received no proceeds from such offering but incurred fees of $850 ($508 in Fiscal 2016 and $342 in Fiscal 2017). Proceeds of $373,570, net of underwriting fees, were received by the selling stockholders. As a result of such secondary offering, the Company ceased being a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange.

SCHEDULE II

ADVANCEPIERRE FOODS HOLDINGS, INC.

Valuation and Qualifying Accounts

For the Fiscal Years Ended December 31, 2016, January 2, 2016 and January 3, 2015

(In thousands)

DESCRIPTION

Reserve deducted from related asset:

Reserves for excess and obsolete inventory:

	Balance at beginning of period	Charged to costs And Expenses	Charged To Other Accounts	Deductions net of Recoveries (a)	Balance at end of period
Fiscal year ended:
December 31, 2016	$4,450	$11,660	$—	$(10,250)	$5,860
January 2, 2016	$3,419	$12,107	$—	$(11,076)	$4,450
January 3, 2015	$4,417	$10,746	$—	$(11,744)	$3,419

(a)	primarily dispositions of distressed, expired and discontinued product and write-offs