Form 10-Q
period 2017-04-01
AdvancePierre Foods Holdings, Inc.
filed 2017-05-10
CIK 1669792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, par value $0.01 per share – 78,202,575 shares as of May 3, 2017

ADVANCEPIERRE FOODS HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Fiscal Quarter Ended
	April 1,	April 2,
	2017	2016
	13 Weeks	13 Weeks
Net sales	$402,729	$394,495
Cost of goods sold	269,069	270,104
Distribution expenses	26,200	24,200

Gross profit	107,460	100,191
Selling, general and administrative expenses	53,441	54,396
Other (income) expense, net	(6,672)	1,985

Operating income	60,691	43,810

Interest expense:
Third party interest	12,548	22,466
Related party interest, net	825	754
Amortization of debt issuance costs and original issue discount	566	2,587

Income before income tax provision	46,752	18,003
Income tax provision	18,544	1,439

Net income	$28,208	$16,564

Other comprehensive income, net of tax	—	—

Comprehensive income	$28,208	$16,564

Net income per common share
Weighted average common shares outstanding—basic	78,126	66,025
Net income per common share—basic	$0.36	$0.25
Weighted average common shares outstanding—diluted	78,173	66,881
Net income per common share—diluted	$0.36	$0.25
Dividend per common share	$0.16	$—

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share amounts)

	April 1,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$114,058	$104,440
Accounts receivable, net of allowances of $442 and $291 at April 1, 2017 and December 31, 2016, respectively	95,553	82,458
Inventories	179,720	165,626
Donated food value of USDA commodity inventory	46,951	45,022
Prepaid expenses and other current assets	10,852	12,111

Total current assets	447,134	409,657
Property, plant and equipment, net	262,701	257,300
Other Assets:
Goodwill	330,393	330,393
Other intangibles, net	234,983	242,537
Deferred tax asset	—	2,707
Other	4,584	4,417

Total other assets	569,960	580,054

Total assets	$1,279,795	$1,247,011

Liabilities and Stockholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$475	$274
Liabilities under tax receivable agreement – current portion (due to related parties)	35,793	35,793
Trade accounts payable	68,744	57,374
Accrued payroll and payroll taxes	15,896	27,539
Accrued interest (including related party interest of $801 and $153 at April 1, 2017 and December 31, 2016, respectively)	9,586	1,791
Accrued promotion and marketing	31,025	33,212
Accrued obligations under USDA commodity program	46,084	44,937
Other accrued liabilities	21,155	23,773

Total current liabilities	228,758	224,693
Noncurrent liabilities:
Long-term debt, net of current maturities (including related party amount of $65,839 and $65,813 at April 1, 2017 and December 31, 2016, respectively	1,079,782	1,078,657
Liabilities under tax receivable agreement, net of current portion (due to related parties)	218,362	218,362
Deferred tax liability	10,968	—
Other long-term liabilities	23,057	26,501

Total liabilities	1,560,927	1,548,213

Commitments and contingencies (see note 21)
Stockholders’ Deficit:
Common stock—$0.01 par value, 500,000 shares authorized, 78,183 and 78,079 issued at April 1, 2017 and December 31, 2016, respectively	783	781
Additional paid-in capital	17,056	12,323
Stockholder notes receivable	(721)	(902)
Accumulated deficit	(298,250)	(313,404)

Total stockholders’ deficit	(281,132)	(301,202)

Total liabilities and stockholders’ deficit	$1,279,795	$1,247,011

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

			Additional	Stockholder		Total
	Common Stock		Paid-In	Notes	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at December 31, 2016	78,079	$781	$12,323	$(902)	$(313,404)	$(301,202)
Net income		—	—	—	28,208	28,208
Directors’ compensation (paid in shares)	2	—	58	—	—	58
Dividends and dividend equivalents		—	—	—	(12,712)	(12,712)
Stock compensation expense	131	2	5,149	—	—	5,151
Stock surrendered to settle employee withholding	(29)	—	(900)	—	—	(900)
Stock compensation cumulative effect adjustment	—	—	426	—	(342)	84
Stockholder notes:
Interest	—	—	—	(2)	—	(2)
Retirement	—	—	—	183	—	183

Balance at April 1, 2017	78,183	$783	$17,056	$(721)	$(298,250)	$(281,132)

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Fiscal Quarter Ended
	April 1,	April 2,
	2017	2016
	13 Weeks	13 Weeks
Cash flows from operating activities
Net income	$28,208	$16,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization charges	16,532	15,808
Loss on disposal of property, plant and equipment	695	8
Deferred income tax provision	13,758	1,013
Stock-based compensation expense	5,151	2,739
Forgiveness of notes receivable from stockholders	—	32
Amortization of debt issuance costs and original issue discount	566	2,587
Contingent consideration fair value adjustment	(6,582)	—
Other changes in operating assets and liabilities (See Note 22)	(18,427)	1,702
Other	(441)	(320)

Net cash provided by operating activities	39,460	40,133

Cash flows used in investing activities
Purchases of property, plant and equipment	(12,329)	(9,762)

Net cash used in investing activities	(12,329)	(9,762)

Cash flows from financing activities
Borrowings on revolving line of credit	385	64,545
Repayments on revolving line of credit	(385)	(64,360)
Repayments on term loans and capital leases	(178)	(3,294)
Repayments on other long-term liabilities	(3,906)	(6,558)
Dividends and dividend equivalents	(12,712)	—
Redemption of stock	(900)	(779)
Retirement of stockholder notes receivable, net of issuance	183	2,630
Payment of deferred initial public offering costs	—	(162)

Net cash used in financing activities	(17,513)	(7,978)

Net increase in cash and cash equivalents	9,618	22,393
Cash and cash equivalents, beginning of period	104,440	4,505

Cash and cash equivalents, end of period	$114,058	$26,898

See Note 22 for supplemental cash flow disclosure

See accompanying Notes to Condensed Consolidated Financial Statements

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands except per share data)

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

We operate on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. References to “Fiscal 2016” are to the 52-week period ended December 31, 2016 and “Fiscal 2017” are to the 52-week period ending December 30, 2017. The fiscal quarter ended April 1, 2017 (“1st Quarter 2017”) and the fiscal quarter ended April 2, 2016 (“1st Quarter 2016”) each consists of 13 weeks.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for each of the three years ended December 31, 2016 and notes thereto that are included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission (“SEC”) on March 9, 2017 (the “Fiscal 2016 Consolidated Financial Statements”). The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from the Fiscal 2016 Consolidated Financial Statements, but does not include all of the disclosures required by accounting principles generally accepted in the US (“GAAP”). In the opinion of management, the Condensed Consolidated Financial Statements included herein contain all required adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial position, results of operations and cash flows for the interim periods presented. Quarterly results are not necessarily indicative of the results for the entire year.

Description of Business. We are a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. We sell value-added products to the foodservice, retail, convenience and industrial channels, which correspond to our reportable segments. We market and distribute a broad line of products in multiple product categories including ready-to-eat sandwiches (such as breakfast sandwiches, peanut butter and jelly (“PB&J”) sandwiches and hamburgers); sandwich components (such as flame-grilled hamburgers, chicken patties and Philly steaks); and other entrées and snacks (such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites).

Funds managed by Oaktree Capital Management, LP (“Oaktree”) control 42% of our common stock. AdvancePierre Foods, Inc. (“APF”) is a wholly-owned indirect subsidiary of the Company.

Stock Split and Public Offerings. On June 21, 2016, we effected a 49.313-for-one stock split of our common stock (without a corresponding adjustment to the par value) and, on July 20, 2016, completed an initial public offering (“IPO”) of 21,390,000 shares of our common stock, in which we sold 11,090,000 shares and the selling stockholders sold the remainder. Also, on January 24, 2017, we completed a secondary public offering in which Oaktree and certain members of management sold 14,375,000 shares of common stock at a price of $27.00 per share, including 1,875,000 shares purchased by the underwriters who fully exercised their option to purchase such shares. We received no proceeds from such offering but incurred fees of $1,166 ($508 in Fiscal 2016 and $658 in 1st Quarter 2017). Proceeds of $373,570, net of underwriting fees, were received by the selling stockholders. As a result of such secondary offering, we ceased being a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying Condensed Consolidated Financial Statements include the accounts of AdvancePierre Foods Holdings, Inc. and its subsidiaries. All intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. None of the reclassifications were material.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates include estimates of fair values for inventory, goodwill, other intangible assets, other long-lived assets and liabilities under income tax receivable agreements (“TRA”), in addition to accounting estimates of sales discounts, promotional allowances, sales-in-transit, self-insurance reserves, fair value of stock-based compensation awards and useful lives assigned to intangible assets, property, plant and equipment. Actual results could differ from those estimates.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

New Accounting Pronouncements.

Pronouncements adopted by the Company.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The new guidance simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. This guidance was effective for us on January 1, 2017. The adoption did not materially impact our financial statements. In connection with the adoption, we elected to account for forfeitures as they occur; previously, we were required to record stock compensation expense based on awards that were expected to vest, which had required us to apply an estimated forfeiture rate. As required, the differential between the amount of compensation previously recorded and the amount that would have been recorded, if we did not assume a forfeiture rate, was recognized as a cumulative effect adjustment which resulted in an increase of $426 to additional paid in capital, an increase in deferred tax assets of $84 and a decrease to retained earnings of $342.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The updated guidance was effective for us on January 1, 2017 and did not materially impact our financial statements.

Pronouncements under consideration by the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment. The guidance eliminates the requirement to calculate the implied fair value of goodwill in connection with the measurement of a goodwill impairment charge. Instead, entities are to record an impairment charge based on the excess of a reporting units’ carrying amount over its fair value. The revised guidance is to be applied prospectively, and is effective for calendar year-end SEC filers in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. The new guidance is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU clarifies the definition of a business and provides guidance to assist entities in determining whether transactions should be accounted for as acquisitions or disposals of assets or whether they should be accounted for as acquisitions or disposals of a businesses. The ASU is effective for us on January 1, 2018, and will be applied prospectively to future acquisitions or dispositions, and is not expected to have a material impact on our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new guidance was issued to reduce diversity in practice with respect to the presentation and classification of certain cash receipts and payments in the statement of cash flows. The update addresses eight specific cash flow issues, including presentation of certain debt issuance costs, proceeds from settlement of insurance claims and contingent consideration entered into in connection with acquisitions. The amendments are effective for us in fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require retrospective adoption for all periods presented. An entity that elects early adoption must adopt all of the amendments in the same period. We are in the process of evaluating this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize the assets and liabilities that arise from leases in the balance sheet, including operating leases. The updated guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We are in the process of evaluating this guidance and, based on the progress to date, expect that certain of our operating leases will need to be recognized on our balance sheet (as assets and corresponding liabilities), and instead of recording rent expense (as we do now) for such leases, we will recognize depreciation expense. Our assessment of the full impact of this guidance is not yet complete.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. ASU 2014-09, as amended in August 2015, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We are continuing to assess the impact of ASU 2014-09 on our financial statements, and, based on the progress to date, do not expect the adoption to have a material impact on the timing of our revenue recognition.

3. TAX RECEIVABLE AGREEMENT

In connection with the IPO, we entered into a TRA with our pre-IPO stockholders that requires us to pay the pre-IPO stockholders 85% of any realized tax savings in US federal, state, local and foreign income tax that we actually realize (or that we are deemed to realize) as a result of the utilization of tax attributes that originated during the pre-IPO period.

Such tax savings or tax attributes relate to tax basis (including depreciation and amortization deductions), pre-IPO net operating losses (“NOLs”) and alternative minimum tax credit carryforwards (including alternative minimum tax credits that arise after the IPO as a result of limitations on the use of NOLs under the alternative minimum tax). On the TRA’s effective date of July 20, 2016, we recorded an initial obligation of $254,155 and, since this represents a transaction with the shareholders at that time, we simultaneously recorded a reduction to additional paid in capital. Any changes to the liability due to early termination or acceleration will be recorded in additional paid in capital. Any increases or decreases to the liability that are due to new or changed circumstances (such as changes in tax rates or significant disallowed deductions) will be recorded to non-operating income or expenses.

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

Payments under the TRA, along with interest, are due annually, after we file our federal tax return. Interest on the amounts due under the TRA will accrue from April 17 of each year until the payment is made and will be based on LIBOR plus 200 basis points. Based on the date that we expect to file our tax returns, we expect to make each annual payment in the fourth quarter of each year. Payments under the TRA will continue until all pre-IPO tax attributes are utilized or expired unless we exercise our right to terminate the TRA earlier or if termination is triggered as would occur if there were to be a change of control, as defined in the TRA (see Note 23 regarding an announcement of a merger agreement between the Company and Tyson Foods, Inc. (“Tyson”). In the case of a voluntary early termination election by us or a change of control, we would be required to make a lump sum payment equal to the present value of expected future payments, which would be based on certain assumptions. In certain other cases, such as the sale of any of our subsidiaries in a transaction that is not a change of control, we would be required to make a lump sum payment equal to the present value of future payments under the TRA attributable to that subsidiary.

We expect to make the first payment in the fourth quarter of Fiscal 2017 and have therefore classified the estimated amount of $35,793 as current. Interest will accrue on this amount at LIBOR plus 2% between April 17, 2017 and the date of payment.

4. ACQUISITIONS

On October 7, 2016, we acquired all of the issued and outstanding common stock of Allied Specialty Foods, Inc. (“Allied”) for a purchase price of $62,319 (net of cash acquired of $440). The purchase price was funded entirely from cash on hand at the time of the acquisition. Allied is a manufacturer of raw and cooked beef and chicken Philly steak products. The acquisition of Allied provides us with additional sandwich component production capacity and expands our market position in the Philly steak platform by providing entry into fully-cooked product offerings, and expands our geographic reach. We expect that the acquisition will provide certain cost synergies. Allied’s customers are primarily in the Foodservice industry, and prior to the opening of its new 70,000 square foot facility in Vineland, New Jersey in 1st Quarter 2017, such customers were being served from a 20,000 square foot manufacturing facility also located in Vineland, New Jersey that had two cook lines, three raw slicing lines and one breakaway steak line. The new 70,000 square foot facility has seven raw slicing/breakaway lines and four cook lines.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

In connection with the acquisition, we performed valuations of the acquired assets and assumed liabilities. Intangible assets identified in the valuations included customer relationships, the Allied trade name and certain non-compete agreements. Fair values were derived using Level 3 inputs, as defined by ASC 820, “Fair Value Measurement” (“ASC 820”). The purchase price allocation is still preliminary, pending further information relating to a tax incentive. Such assets and liabilities include tangible and intangible assets for which fair values were determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as methods for which the determination of fair value required significant management judgment and/or estimates. Unobservable inputs were developed based on the best information available, which in some instances included our own data. Intangible assets with finite lives are being amortized over the estimated useful lives of such assets using a method that is based on estimated future cash flows.

The acquisition was recorded in accordance with ASC 805, “Business Combinations” (“ASC 805”) and the net purchase price was allocated to assets acquired and liabilities assumed based on estimated fair values at the date of the acquisition as follows:

Current assets	$7,184
Property, plant and equipment	13,821
Other intangibles:
Customer relationships (15-year estimated useful life)	17,682
Trade name (20-year weighted average life)	12,910
Non-compete agreements (useful lives of between 3 and 5 years)	1,110
Goodwill	30,685
Deferred tax liabilities	(13,958)
Assumed liabilities	(7,115)

Net assets acquired	$62,319

The goodwill arising from the acquisition is not deductible for tax purposes and consists largely of the synergies and economies of scale expected from combining and integrating the acquired business into our business, as well as the assembled workforce.

The accompanying Condensed Consolidated Statement of Operations and Comprehensive Income for 1st Quarter 2017 include revenue and net income for Allied of $14,118 and $639, respectively. Pro forma information for 1st Quarter 2016 as if the acquisition had occurred prior to January 2, 2016 is presented in the following table:

Net sales	$407,657
Net income	$17,280

5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	April 1,	December 31,
	2017	2016
Trade accounts receivable	$90,356	$77,092
Other receivables	6,397	6,516
Reserves for sales returns and doubtful accounts	(1,200)	(1,150)

	$95,553	$82,458

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

Other receivables at April 1, 2017 and December 31, 2016 includes $2,121 and $2,329, respectively, for a product contamination insurance policy claim related to the recall of stuffed chicken breast products that occurred in fiscal 2015. Such amounts were recognized based on a loss contingency model and primarily relate to a claim for net sales reductions due to product returns, marketing expenses to support post-recall sales, professional fees and travel. We expect to collect the remaining amounts in the second quarter of Fiscal 2017. The full amount of the adjusted insurance claim is $18,592, of which $1,000 is subject to self-insurance retention. Also included in the full insurance claim amount are unrecorded contingent gains of $3,766 representing claims for business interruption, net of $1,500 which was received in 1st Quarter 2017. The amount of $1,500 that we received in 1st Quarter 2017 is included in “Other (income) expense, net” in the Condensed Consolidated Statement of Operations and Comprehensive Income. The table below summarizes the activity in the recall receivables, which is included in other receivables in the table above:

Balance at December 31, 2016	$2,329
Claim adjustment (recorded to cost of goods sold)	(4)
Payments received	(204)

Balance at April 1, 2017	$2,121

6. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Cost for inventory is comprised of the purchase price of raw materials plus conversion costs. Inventories by major classification are as follows:

	April 1,	December 31,
	2017	2016
Finished goods	$128,470	$115,312
Raw materials	52,958	53,364
Work in process	2,611	2,810
Reserves for excess and obsolete inventory	(4,319)	(5,860)

	$179,720	$165,626

7. PROPERTY, PLANT AND EQUIPMENT

Major components of property, plant and equipment along with their respective estimated useful lives are as follows:

	Useful Life	April 1,	December 31,
	(years)	2017	2016
Land	n/a	$6,459	$5,866
Land improvements	5	4,978	4,959
Buildings	20 – 30	174,288	156,144
Machinery and equipment	5 – 15	219,537	214,999
Software	3 – 5	22,267	20,974
Furniture and fixtures	3 – 10	2,818	2,774
Vehicles	2 – 5	1,254	1,257
Construction in progress	n/a	15,595	26,071

		447,196	433,044
Less: accumulated depreciation and amortization		184,495	175,744

		$262,701	$257,300

Net book value of internal-use software costs included in software above was $5,708 and $5,261 as of April 1, 2017 and December 31, 2016, respectively. Depreciation of capitalized internal-use software costs included in depreciation expense was $869 and $749 for 1st Quarter 2017 and 1st Quarter 2016, respectively.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

Depreciation expense was $8,979 and $8,058 for 1st Quarter 2017 and 1st Quarter 2016, respectively.

During 1st Quarter 2017, the Company announced its intention to close one of its manufacturing facilities in Enid, Oklahoma effective May 1, 2017 and relocate the affected employees, production and inventory to another manufacturing facility. In connection with the announcement, the Company assessed the net book value of the long-lived assets held at this facility for recoverability and concluded that the carrying amount was recoverable. The net book value of long-lived assets at the facility was $1,592 at April 1, 2017. Fair values were determined using level 3 inputs as defined by ASC 820. Unobservable inputs were developed based on the best estimates available, including the Company’s projections of future cash inflows and outflows and an independent appraisal of the land and building.

8. GOODWILL

The carrying amounts of goodwill by segment are as follows:

	Foodservice	Retail	Convenience	Total
Balance at April 1, 2017 and December 31, 2016	$217,255	$58,031	$55,107	$330,393

There were no accumulated goodwill impairment losses as of April 1, 2017 and December 31, 2016.

9. DERIVATIVE FINANCIAL INSTRUMENTS

As more fully discussed in the Fiscal 2016 Consolidated Financial Statements, we periodically enter into swap agreements to mitigate our exposure to fluctuations in the price of natural gas and diesel fuel, and, designate these derivatives as cash flow hedges. If there are diesel or natural gas hedge agreements in place, such derivatives are recognized in the financial statements at fair value and the net amounts paid or received upon monthly settlement are generally recorded as adjustments to freight expense (in the case of diesel fuel hedging instruments) or utilities expense (in the case of natural gas hedging instruments), while the effective changes in fair values are generally recorded as components of Accumulated Other Comprehensive Income or Loss (“AOCI”).

No fuel hedge agreements were in place at April 1, 2017 and December 31, 2016 and none were entered into during the fiscal year to date periods ended on those dates.

10. FINANCING ARRANGEMENTS

Our debt consisted of the following:

	April 1,	December 31,
	2017	2016
2016 First Lien Term Loan, with floating interest rates, maturing June 2, 2023, net of original issue discount of $4,364 and $4,526, respectively	$663,882	$663,720
2016 First Lien Term Loan, held by related party, net of original issue discount of $175 and $181 respectively	26,579	26,573
Senior Unsecured Notes (including related party principal of $40,000)	400,000	400,000
Debt issuance costs	(11,294)	(11,638)
Capitalized lease obligations maturing through Fiscal 2020	1,090	276

	1,080,257	1,078,931
Less: current maturities	(475)	(274)

Total debt	$1,079,782	$1,078,657

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

On June 2, 2016, we entered into a new first lien term loan in the aggregate amount of $1,300,000, which matures on June 2, 2023 (the “2016 First Lien Term Loan”) and an amendment to our asset-based revolving credit facility (the “ABL Facility”) to extend its maturity date to June 2, 2021. The net proceeds from the 2016 First Lien Term Loan of $1,293,500 (which was net of original issue discount of $6,500), were used to repay the amounts outstanding under the 2012 issuance of a $925,000 first lien term loan (the “2012 First Lien Term Loan”) and the 2012 issuance of a $375,000 second lien term loan (the “2012 Second Lien Term Loan”) (collectively, the “ Prior Term Loans”), pay related accrued interest of $11,990, pay a prepayment penalty of $3,735 and pay debt issuance costs of $15,449. Proceeds of $3,619 were retained for working capital and other purposes.

On July 21, 2016, using proceeds from the sale of our common stock in the IPO, we voluntarily repaid $205,000 of the 2016 First Lien Term Loan. We applied the voluntary repayment to all the scheduled payments that would have fallen due prior to the maturity of the 2016 First Lien Term Loan and also to a portion of the single payment due June 2, 2023.

On December 7, 2016, we issued $400,000 in aggregate principal amount of 5.50% Senior Unsecured Notes due 2024 (the “Senior Unsecured Notes”) at an issue price of 100% of the principal amount of the Notes, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, and outside the US to non-U.S. persons pursuant to Regulation S under the Securities Act. We used the net proceeds of $395,931 together with cash on hand, to voluntarily repay $400,000 of outstanding borrowings under the 2016 First Lien Term Loan.

Concurrently with the Senior Unsecured Notes issuance, we completed a repricing amendment that resulted in a 75 basis point decrease in interest rates for the 2016 First Lien Term Loan. As a result of these repayments, at April 1, 2017, the only required future payment under the 2016 First Lien Term Loan was a single payment of $695,000 due on the maturity date of June 2, 2023.

Interest on borrowings under the 2016 First Lien Term Loan varies based on either LIBOR or a bank base rate, plus a margin as set forth in the following table:

Total Net	LIBOR	Bank Base
Leverage Ratio	Loans	Rate Loans
Less than or equal to 4.00:1.00	3.00%	2.00%
Greater than 4.00:1.00	3.50%	2.50%

During both 1st Quarter 2017 and Fiscal 2016, our 2016 First Lien Term Loan was subject to LIBOR loan margins. At April 1, 2017 and December 31, 2016, the interest rate on the 2016 First Lien Term Loan was 4.00%.

The 2016 First Lien Term Loan is collateralized by a first-priority security interest in substantially all our assets, except for accounts receivable, inventory and cash and cash equivalents, which together serve as first-priority collateral for the ABL Facility, on which the 2016 First Lien Term Loan maintains a second-priority interest. The 2016 First Lien Term Loan agreement includes certain non-financial covenants, which include limitations on our ability to incur additional indebtedness, issue preferred stock, pay dividends, make distributions on our capital stock, repurchase our capital stock, make certain investments, create liens on our assets, enter into transactions with affiliates, transfer and sell assets, merge, consolidate or sell all or substantially all of our assets. Such covenants also create restrictions on dividends and certain payments by our restricted subsidiaries. At April 1, 2017, we were in compliance with all such covenants. The 2016 First Lien Term Loan agreement also includes financial maintenance covenants that apply only under certain conditions, and also requires mandatory annual prepayment of certain excess cash flow, as applicable. No excess cash flow prepayment was required with respect to Fiscal 2016.

Interest on the Senior Unsecured Notes is payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2017. We incurred aggregate fees of $5,087 in connection with issuance of the Senior Unsecured Notes, which were capitalized and are being amortized over the term of the Senior Unsecured Notes and, as a result, the effective interest rate for the Senior Unsecured Notes was 5.63% at December 7, 2016.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

The Senior Unsecured Notes are guaranteed, jointly and severally, by all our subsidiaries and were issued pursuant to an indenture which:

a)	Provides that we may redeem the Senior Unsecured Notes, in whole or in part as follows:

i)	at any time prior to December 15, 2019 at a redemption price equal to 100% of the principal amount, plus applicable accrued and unpaid interest, if any, plus a premium that is the greater of 1.0% of the principal amount of such Note and the excess, if any, of the present value at such redemption date of the redemption price at December 15, 2019 plus all required interest payments due through December 15, 2019 (excluding accrued but unpaid interest to the redemption date), computed using a discount rate equal to the treasury rate plus 50 basis points; over the then outstanding principal amount.

ii)	at any time on or after December 15, 2019, at a redemption price equal to the following percentages of the principal amount, plus applicable accrued and unpaid interest, if any:

Year ending December 14,	Percentage
2020	104.125%
2021	102.750%
2022	101.375%
2023 and thereafter	100.000%

iii)	at any time prior to December 15, 2019, up to 40% of the aggregate principal amount of the Senior Unsecured Notes with the proceeds from certain equity offerings at a redemption price equal to 105.50% of the aggregate principal amount of the Senior Unsecured Notes, plus applicable accrued and unpaid interest, if any. Upon the occurrence of certain change of control transactions, we will be required to offer to repurchase the senior Unsecured Notes at 101% of the principal amount, plus applicable accrued and unpaid interest, if any.

b)	Contains covenants that, among other things, restrict our ability and those of our restricted subsidiaries to incur or guarantee additional indebtedness or issue disqualified stock or preferred stock; pay dividends and make other restricted payments; incur restrictions on the payment of dividends or other distributions from restricted subsidiaries that are not guarantors; create or incur certain liens; make certain investments; transfer or sell assets; engage in transactions with affiliates; and merge or consolidate with other companies or transfer all or substantially all of our assets.

c)	Provides for customary events of default, including failure to pay any principal or interest when due, failure to comply with covenants and cross acceleration provisions.

The maximum borrowing limit on the ABL Facility is $175,000 and such maximum borrowing limit is further subject to a borrowing base limitation that is derived from applying defined calculations to inventory and accounts receivable balances. The ABL Facility agreement includes certain non-financial covenants, as well as certain financial maintenance covenants that apply only under certain conditions. Availability under the ABL Facility was as follows:

	April 1,	December 31,
	2017	2016
Borrowing base limitation	$141,485	$125,114
Less: outstanding letters of credit	5,289	5,469

Net availability	$136,196	$119,645

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

11. INCOME TAXES

A summary of our income tax provision and related effective tax rates follows:

	1st Quarter	1st Quarter
	2017	2016
Income Tax provision:
Current	$4,786	$426
Deferred	13,758	1,013

Total	$18,544	$1,439

Effective tax rate	39.7%	8.0%

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At each reporting date, we consider both negative and positive evidence that impacts the assessment of the realization of deferred tax assets. During the periods through 1st Quarter 2016, we maintained a full valuation allowance against our deferred tax assets because the negative evidence, at that time, outweighed the positive evidence, such that management concluded that it was not more likely than not that the deferred tax assets were realizable during those periods. Principal among the negative evidence were the sustained history of cumulative tax losses, in part related to fluctuations in commodity costs and our high degree of financial leverage at those times. Although we reported pre-tax income in fiscal 2015, we continued to provide for a full valuation allowance against our deferred tax assets through April 2, 2016 because we reported significant pre-tax losses in previous historical periods.

In the second quarter of Fiscal 2016, we continued the trend of realizing pre-tax income that began in the first quarter of fiscal 2015 and our cumulative income at that time became positive. In addition, our forecasts for the remainder of Fiscal 2016 and Fiscal 2017 indicated continued pre-tax income. Additionally, we were able to refinance our debt during Fiscal 2016 on more favorable terms, which resulted in significant annual savings. We also considered forecasts of future taxable income and evaluated the utilization of tax attributes prior to their expiration. After considering these factors, we determined that the positive evidence outweighed the negative evidence and concluded during the second quarter of Fiscal 2016, that it was more likely than not that our deferred tax assets were realizable. As a result, we made the determination to release the full valuation allowance of $109,690 in Fiscal 2016. Of the amount released in Fiscal 2016, $73,784 was released through the second quarter, $13,922 in the third quarter and the remainder in the fourth quarter.

Our effective tax rate for 1st Quarter 2017 differs from the expected federal rate of 35% due primarily to the effect of state income taxes. Our effective tax rate for 1st Quarter 2016 differs from the expected federal rate of 35% in part due to the utilization of deferred tax assets and the effect of valuation allowances.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As of April 1, 2017, our federal and state tax returns for fiscal 2011 through fiscal 2015 remain open under the relevant statutes.

We believe that substantially all tax positions taken and expected to be taken and reflected in the accompanying Condensed Consolidated Financial Statements are more likely than not to be sustained, based upon their technical merits, upon examination. As a result, no material amounts were recorded to reverse the impact of tax benefits as of April 1, 2017 or April, 2, 2016.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

12. STOCKHOLDERS’ EQUITY

Concurrent with the restricted stock awards discussed in Note 16, employees and other recipients made elections under section 83(b) of the Internal Revenue Code (the “83(b) elections”), which triggered instant recognition of compensation for federal income tax purposes. To assist the recipients with the tax liability arising from the 83(b) elections, we provided loans to these employees, evidenced by promissory notes (the “Stockholder Notes”), for amounts that approximated each recipient’s tax liability under the 83(b) elections. The Stockholder Notes are secured by the shares issued to the respective recipients under our 2009 Omnibus Equity Incentive Plan which, effective August 18, 2016, was renamed the AdvancePierre Foods Holdings, Inc. 2009 Omnibus Equity Incentive Plan (the “Equity Incentive Plan”) or any other equity incentive plan. In addition, the Stockholder Notes have recourse in the event of default by the recipient. Interest is charged on the outstanding balances at the mid-term applicable federal rate in effect at the issue date. As of April 1, 2017 and December 31, 2016, the interest rates on the Stockholder Notes ranged from 0.95% to 2.04%. Balances outstanding at April 1, 2017 and December 31, 2016 (which represent principal and related accrued interest) were $721 and $902, respectively, and are presented in the Condensed Consolidated Balance Sheets as deductions from stockholders’ equity. Interest on such Stockholder Notes, which are included in related party interest in our Condensed Consolidated Statements of Operations and Comprehensive Income, were nominal for the periods presented. During Fiscal 2016, prior to the IPO, all Stockholder Notes due from our executive officers were repaid and/or retired. Accordingly, Stockholder Notes at April 1, 2017 and December 31, 2016 represent amounts due from other employees.

13. LEASED PROPERTIES

Our leased properties are fully discussed in the Fiscal 2016 Consolidated Financial Statements and there have been no significant changes since the release of those statements.

14. OTHER LONG-TERM LIABILITIES

In connection with the acquisition of Landshire, Inc. (“Landshire”) on January 30, 2015, we recorded a liability of $19,293 as of the acquisition date, for contingent consideration related to certain earn-out payments based on the expectation that certain minimum annual volume targets would be achieved. At December 31, 2016, the fair value of the liability for the earn out payments was $9,875 of which $6,621 was included in other accrued liabilities and the remainder included in other long-term liabilities. We made the payment that was due in 1st Quarter 2017 but, with respect to the remaining balance, we do not believe that the minimum annual target for Fiscal 2017 will be met, and, accordingly, concluded that the remaining fair value balance of $6,582 should be reduced to $0. The fair value reduction is included in “Other (income) expense, net” on the Condensed Consolidated Statement of Operations and Comprehensive Income. The activity related to the contingent consideration was as follows:

Total
Balance at December 31, 2016	$9,875
Accruals	41
Payments	(3,334)
Reduction	(6,582)

Balance at April 1, 2017	$—

In connection with the acquisition of Better Bakery, LLC (“Better Bakery”) on April 24, 2015, we assumed an onerous broker contract. At April 1, 2017 and December 31, 2016, the liability for this contract was $3,538 and $4,198, respectively. These amounts are reflected in other accrued liabilities as the contract expires in Fiscal 2017.

During 1st Quarter 2017, payments made with respect to the earn-out agreement and the onerous broker contract were $3,333 and $699, respectively.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

15. RESTRUCTURING EXPENSES AND OTHER (INCOME) EXPENSE, NET

During fiscal 2015 and fiscal 2014, we initiated a number of restructuring programs, including initiatives to integrate acquired businesses, improve the efficiency of our manufacturing and distribution network, as well as initiatives to consolidate certain activities and reorganize our management structure. Expenses incurred with respect to these initiatives were minimal in 1st Quarter 2016 as these initiatives were substantially complete in fiscal 2015.

The amount recorded in “Other (income) expense, net” for 1st Quarter 2017 consisted primarily of the fair value adjustment to the contingent consideration that is discussed in Note 14 ($6,582) and income related to a product recall that is discussed in Note 5 ($1,500), partially offset by certain public filing expenses ($727) and loss on disposal of fixed assets ($695). Other expense, net for 1st Quarter 2016 consisted primarily of public filing expenses.

16. STOCK-BASED COMPENSATION

Stock-based Compensation

To provide additional incentives to selected employees, directors and consultants whose contributions are considered essential to the growth and success of our business, our board of directors adopted the Equity Incentive Plan, effective January 15, 2009. The Equity Incentive Plan provides for the grant of stock options, share appreciation rights, restricted stock, restricted stock units (“RSUs”), deferred shares, performance shares, unrestricted shares and other share-based awards. Awards under the Equity Incentive Plan, as amended on July 20, 2016 and August 18, 2016, are limited to 16,562,730 shares of our common stock, subject to adjustment as provided for in the Equity Incentive Plan document. Board of director discretion is allowed, under the Equity Incentive Plan, with respect to the determination of vesting periods, contractual lives and stock option exercise prices. The amendment on July 20, 2016 provided for the increase in the maximum grants allowed to 16,562,730 shares, and the amendment on August 18, 2016 effected the name change to the Equity Incentive Plan that is disclosed in Note 12.

Restricted Stock

Prior to July 20, 2016, the only awards issued under the Equity Incentive Plan were restricted stock, and, pursuant to the First Amended and Restated Stockholders’ Agreement by and among the Company and its stockholders and the individual award agreements, transfers of such awards were restricted. In addition, prior to July 20, 2016, such restricted stock provided us with the right, but not the obligation to repurchase all or any portion of a recipient’s vested equity interests in the event such recipient’s employment was terminated for any reason. The purchase price that we paid for the restricted stock was based on a valuation made in good faith by our board of directors. Since we had previously exercised this right in every instance of employment termination, the awardees did not bear the risks and rewards of ownership. Therefore, we determined that liability classification of these awards was appropriate until the point that the shares had been vested for six months, a sufficient period of time (six months) to allow the holder to fully bear the risks and rewards of ownership. If the employee remained with us after the six month period, the award was reclassified from liabilities to equity. In connection with the IPO, The First Amended and Restated Stockholders Agreement was terminated.

Under liability classification, we were required to recognize a liability based on the stock award’s fair value at each reporting date with reference to its vesting schedule. Following the IPO, more than 25% of our common stock was available for trading on the New York Stock Exchange (“NYSE”) on July 20, 2016, thereby resulting in a termination of the call right on that date. Hence, 24 awardees began to bear the risks and rewards of ownership. As a result, the liability award was converted to an equity award as of July 20, 2016, since the call right feature was the only condition that prevented it from being classified as an equity award. As of that date, the fair value of the award was determined to be $23.53, based on the opening price of our common stock, and accordingly, additional compensation expense of $6,477 was recognized for the period that spanned the beginning of the third fiscal quarter of 2016 to July 20, 2016. On the same date, the amount of $35,312 was transferred from liabilities to equity. While the award was a liability award, pursuant to ASC 718, “Compensation – Stock Compensation,” we were required to re-measure the fair value of the award at each reporting date and record additional compensation with reference to the vesting schedule. Fair values were, at those times, estimated at the grant dates using estimates of enterprise value, adjusted by liquidity discounts. The enterprise value estimates were calculated by applying market benchmark multiples to the most recent quarter’s adjusted earnings before interest, taxes, depreciation and amortization for the trailing twelve months period. Annually, those computations were also compared with our estimated future discounted cash flows.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

Further, during the third quarter of 2016, the dividend provision of the restricted stock award agreement was modified to provide for the payment of non-forfeitable dividends on vested and unvested restricted stock.

The table below reflects the restricted stock activity for the year to date period as well as other information related to awards of restricted stock that were granted under the Equity Incentive Plan. Restricted stock granted under the Equity Incentive Plan generally vests over a three- or four-year period on a graded-vesting basis with equal proportions of the shares vesting on the annual anniversary date of the grant in each of the three or four years in the vesting period.

	Shares	Weighted Average Grant Date Fair value per Share
Unvested Restricted Stock:
Balance at beginning of fiscal year	551,511	$5.99
Granted	—
Vested	(69,585)	$5.62
Forfeited	—

Balance at end of period	481,926	$6.05

Vested Restricted Stock:
Balance at beginning of fiscal year	3,866,430	$2.05
Vested	69,585	5.62
Repurchased	—

Balance at end of period	3,936,015	$2.11

Compensation expense, included in selling, general and administrative expenses, associated with outstanding restricted stock awards, including credits for stock forfeitures, was $1,204 and $2,739 for 1st Quarter 2017 and 1st Quarter 2016, respectively. As of April 1, 2017, total unrecognized compensation cost related to unvested restricted stock awards granted under the Equity Incentive Plan was approximately $4,836. This cost is expected to be recognized over the weighted average period of 1.3 years.

Since all of the restricted stock awards were reclassified from liabilities to equity as of July 20, 2016, there was no liability to holders of grants as of April 1, 2017 and December 31, 2016. No restricted stock was granted in 1st Quarter 2017.

RSUs and Stock Options

Between August 26, 2016 and December 31, 2016, we awarded certain employees and nonemployee directors RSUs as well as nonqualified stock options (“stock options”) with the right to acquire shares of our common stock. These awards vest on a graded-vesting basis over varying periods ranging from two to four years. The awards are subject to service conditions only. Each RSU may be exchanged on the vesting date for one share of our common stock and can only be settled in shares. Awardees of the RSUs are also entitled to non-forfeitable dividend-equivalent payments on vested and unvested RSUs. The contractual term of the stock option award is 10 years. No awards of RSUs and stock options were made in 1st Quarter 2017.

Compensation expense for the RSUs and the stock options are being recognized over the vesting period on a graded-vesting basis based on their grant-date fair values or modified fair values, as applicable. The grant date fair values or modified fair values of the RSUs are based on the closing price of our common stock on the date of grant or date of modification. The grant-date fair values or modified fair values of the stock option awards granted during Fiscal 2016 were determined using the Black-Scholes model, and the weighted average inputs to that model are disclosed in our Fiscal 2016 Consolidated Financial Statements.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

The table below provides additional information relating to the RSU awards:

		Weighted
		Average
		Grant Date
		Fair value
	Shares	per Share
Unvested RSUs:
Balance at beginning of fiscal year	820,409	$25.69
Granted	—
Vested	(61,856)	$27.58
Forfeited	(1,521)	$25.69

Balance at end of period	757,032	$25.68

RSUs Expected to vest	709,702	$25.69

Vested RSUs:
Balance at beginning of fiscal year	4,948	$25.69
Vested	61,856	$27.58

Balance at end of period	66,804	$27.44

Unrecognized compensation expense related to the RSUs was $14,858 at April 1, 2017, which is expected to be recognized over the weighted average period of 1.7 years (if there are no forfeitures). Compensation expense recognized with respect to the RSUs in 1st Quarter 2017 was $3,315.

The table below provides additional information with respect to our stock option awards:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value (1)
	Shares	Price	Term	(in thousands)
Unvested stock options:
Balance at beginning of fiscal year	649,385	$25.70
Granted	—
Vested	(185,567)	$25.69
Forfeited	(4,562)	$25.69

Balance outstanding at end of period	459,256	$25.71	9.41 years	$2,508

Options expected to vest	431,992	$25.71	8.85 years	$2,359

Vested stock options:
Balance at beginning of fiscal year	—
Vested	185,567	$25.69

Balance at end of period	185,567	$25.69

(1)	Represents the total pre-tax intrinsic value, based on the closing price of our common stock on the NYSE on April 1, 2017 and is the amount the option holders would have received had all option holders exercised their options on April 1, 2017.

None of the stock options have been exercised and none have expired. Unrecognized compensation expense related to the stock options was $1,339 on April 1, 2017, which is expected to be recognized over the weighted average period of 1.3 years (if there are no forfeitures). Compensation expense recognized with respect to the stock options in 1st Quarter 2017 was $632.

On April 1, 2017, a total of 5,053,192 shares remained available for grant under the Equity Incentive Plan.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

17. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair value is the amount that would be received from the sale of an asset or paid for transfer of a liability in an orderly transaction between market participants, i.e., an exit price. To estimate an exit price, a three-level hierarchy is used. The three-level hierarchy for fair value measurements is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or a liability. The hierarchy is as follows:

☐	Level 1 — Valuation based upon unadjusted quoted prices for identical assets or liabilities in active markets.

☐	Level 2 — Valuation based upon quoted prices for similar assets or liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3 — Valuation based upon other unobservable inputs that are significant to the fair value measurements and are developed based on the best information available, which in some instances include a company’s own data.

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

On April 1, 2017 and December 31, 2016, except for the 2016 First Lien Term Loan and the Senior Unsecured Notes, the book values of non-derivative financial instruments recorded in the accompanying Condensed Consolidated Balance Sheets are considered to approximate fair values due to those instruments being subject to variable interest rates, having short terms to maturity and/or being outstanding for short periods of time.

Principal, net of original issue discount, of our 2016 First Lien Term Loan, on April 1, 2017 was $690,461. Principal outstanding under the Senior Unsecured Notes was $400,000 on April 1, 2017. The following table summarizes the fair values of the 2016 First Lien Term Loan, the Senior Unsecured Notes and the contingent consideration:

	April 1, 2017		December 31, 2016
	Level 2	Level 3	Level 2	Level 3
2016 First Lien Term Loan	$703,688	—	$705,425	$—
Senior Unsecured Notes	408,000	—	404,000	—
Contingent consideration (see Note 14)	—	—	—	9,875

The 2016 First Lien Term Loan and the Senior Unsecured Notes were based on Level 2 inputs, based on the observable trading value of each respective instrument. The estimated fair values of the financial instruments have been determined using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

18. TRANSACTIONS WITH RELATED PARTIES

Prior to July 20, 2016, Oaktree provided certain management, advisory and consulting services to us pursuant to a Management Services Agreement that became effective on September 30, 2010. In consideration for the services provided, we were required to pay Oaktree a quarterly management fee of $750, in advance, and were also required to reimburse them for certain out-of-pocket expenses incurred with respect to the performance of services. The Management Services Agreement with Oaktree was terminated effective July 20, 2016 in connection with our IPO. Pursuant to the Management Services Agreement with Oaktree, we recorded expenses of $4,201, representing fees and out-of-pocket expenses, in 1st Quarter 2016. Such expenses were included in selling, general and administrative expenses. We also paid Oaktree an aggregate success fee of $9,000 on July 20, 2016 pursuant to the Management Services Agreement, which required payment in an amount equal to three times the annual management fee in the event of consummation of an IPO of our equity securities or equity interests or a sale of all or substantially all of our assets.

As discussed in Note 3, on July 20, 2016, we entered into a TRA with our pre-IPO stockholders, including affiliates of Oaktree, Maine Street Holdings, Inc. (a company controlled by certain of our minority shareholders), certain members of management and our board members. Substantially all of the liabilities under the TRA is considered to be due from related parties, and is therefore disclosed as primarily due from related parties in the accompanying Condensed Consolidated Balance Sheets.

On April 1, 2017 and December 31, 2016, Oaktree and its affiliates held $26,335 and $26,320 of the carrying value of the 2016 First Lien Term Loan, respectively and $40,000 of the Senior Unsecured Notes. Oaktree and its affiliates also held a portion of the Prior Term Loans. Interest expense relating to the portion of these instruments that was held by Oaktree and its affiliates was $827 and $768 for 1st Quarter 2017 and 1st Quarter 2016, respectively, and interest accrued was $801 and $153 at April 1, 2017 and December 31, 2016, respectively. Interest on related party debt, net of interest income earned on Stockholders’ Notes Receivable is reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income as Related Party Interest.

Written procedures adopted by us and our Audit Committee currently restrict and govern related party transactions. Pursuant to those procedures, related party transactions require review by our general counsel, and certain related party transactions require pre-approval by the Audit Committee before such transactions can be binding.

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

19. EARNINGS PER COMMON SHARE

For 1st Quarter 2017, we computed earnings per share using the two-class method, in which there was an allocation of our earnings between holders of our common stock and holders of our participating securities. We applied this method in 1st Quarter 2017 since during the third quarter of Fiscal 2016, holders of our restricted stock and vested and unvested RSUs were granted non-forfeitable rights to dividends and dividend-equivalents, respectively, and hence became participating holders of our common stock for purposes of computing basic earnings per share (see Note 16). Basic earnings per share for all periods presented were calculated based on the weighted average number of outstanding shares of common stock for the period. Diluted earnings per share was calculated consistent with the basic earnings per share calculation plus the effect of dilutive unissued shares of common stock related to stock options, restricted stock and RSUs, as applicable, to the extent that they were considered dilutive. The table below details the computation of our basic and diluted EPS:

	1st Quarter	1st Quarter
	2017	2016
Numerator:
Net income	$28,208	$16,564
Less: Distributed earnings allocated to nonvested awards	(208)	—
Less: Undistributed earnings allocated to nonvested awards	(242)	—

Numerator for basic and diluted earnings per share	$27,758	$16,564

Denominator:
Average shares outstanding – Basic	78,126	66,025
Potential effect of nonvested restricted stock awards	—	856
Potential effect of nonvested stock options	47	—

Average shares outstanding – Diluted	78,173	66,881

Net income per common share—Basic	$0.36	$0.25
Net income per common share—Diluted	$0.36	$0.25
Dividend per share	$0.16	$—
Antidilutive awards excluded from the computation of diluted EPS (incremental shares):
Restricted stock	305	—
RSUs	227	—

As indicated previously, for 1st Quarter 2017, we applied the two-class method of computing earnings per share, which is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends distributed and participation rights in undistributed earnings. For diluted earnings per share, it requires dilutive earnings per share to be computed using two methods, and the most dilutive method selected. The incremental shares shown in the table above were excluded from the computation of diluted earnings per share because the treasury stock method was determined to be less dilutive.

20. SEGMENT INFORMATION

We operate in four reportable segments: Foodservice, Retail, Convenience and Industrial.

The Foodservice segment supplies the diverse US “food-away-from-home” industry. Our Foodservice customers include leading national and regional distributors with whom we have long-standing and collaborative relationships. We supply 95 of the largest 100 school districts in the U.S., working closely with schools to develop nutritious meal options of good quality and value. Our diverse portfolio of products includes ready-to-eat sandwiches (such as breakfast sandwiches and PB&J sandwiches), sandwich components (such as Philly steaks and flame-grilled hamburger-patties), and other entrées and snacks (such as country-fried steak, stuffed entrées and chicken tenders).

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

The Retail segment supplies national and regional grocery chains, major warehouse club stores, mass retailers and dollar stores. We sell both branded and private label ready-to-eat sandwiches (such as grilled chicken sandwiches and stuffed pockets), sandwich components (such as chicken patties and Philly steaks), and other entrées and snacks (such as stuffed chicken breasts and breaded poultry).

Customers in our Convenience segment include national and regional convenience chains and vending providers. In the Convenience segment, we sell customized ready-to-eat sandwiches (such as breakfast sandwiches and burgers), sandwich components (such as chicken patties) and other entrées and snacks (such as cinnamon dough bites).

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

The following summarizes our net sales and operating income by reportable segment:

	1st Quarter	1st Quarter
	2017	2016
Net sales
Foodservice	$217,406	$216,040
Retail	107,531	105,899
Convenience	53,827	53,023
Industrial	23,965	19,533

Total	$402,729	$394,495

Operating income (expenses)
Foodservice	$40,992	$37,448
Retail	10,987	9,104
Convenience	10,074	8,750
Industrial	1,704	513
Unallocated corporate expenses, net	(3,066)	(12,005)

Total	$60,691	$43,810

We manage assets on a total company basis, not by operating segment. Our CODM does not regularly review any asset information by operating segment and, accordingly, we do not report asset information by operating segment. Total assets were approximately $1,279,795 and $1,247,011 at April 1, 2017 and December 31, 2016, respectively.

Net sales by product category were as follows:

	1st Quarter	1st Quarter
	2017	2016
Net sales
Sandwiches	$119,878	$123,819
Sandwich components	152,375	136,686
Other entrees and snacks	130,476	133,990

Total	$402,729	$394,495

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

21. LEGAL PROCEEDINGS, CONTINGENCIES AND RISKS

We are subject to risks and uncertainties inherent in the food processing industry, many of which are outside of our control, including raw material, energy and fuel costs, interest rates and general economic conditions. Commodity-based raw materials, including beef, chicken and pork, flour, seasonings, soy, and corrugate represent a significant portion of our total annual expenditures. Unexpected or sustained increases in commodity prices underlying our primary raw materials could materially increase our cost of operations. Management continually monitors changes in the operating environment and takes action to mitigate the impact of adverse changes, including the implementation of price increases, productivity and cost savings programs and deferral or elimination of discretionary spend.

As part of our ongoing operations in the food processing industry, we are subject to various claims and contingencies arising in the normal course of business, including, but not limited to, governmental investigations and proceedings, product liability as well as matters related to employees, safety, health, antitrust laws, taxes, commercial activities and the environment. In particular, we are subject to extensive federal, state, and local regulations, and our food processing facilities and food products are subject to frequent inspection, audits and inquiries by the US Department of Agriculture (“USDA”), the Food and Drug Administration (“FDA”), and various local health and agricultural agencies. We are also subject to federal, state, and local agencies responsible for the enforcement of environmental, labor, and other laws and regulations. In addition, we are involved in various legal actions arising in the normal course of business.

Any litigation-related matters are subject to uncertainties and the outcomes are generally not predictable. Consequently, an estimate of the possible loss or range of loss associated with these actions cannot be made. Certain litigation matters could be decided unfavorably against us and could have a material adverse effect on our results of operations and financial condition.

Claims, including product and general liability, workers’ compensation, auto liability and employment related matters have deductibles and self-insured retentions in the US ranging from zero to $2,000 per occurrence or per claim, depending on type of coverage and policy period. For international claims, deductibles and self-insured retentions are lower. We are also generally self-insured up to certain stop-loss limits for certain employee health benefits, including medical, drug and dental. Estimated reserves are based upon a number of factors, including known claims, estimated incurred but not reported claims using third-party actuarial data, which is based on historical information as well as certain assumptions about future events. Estimated reserves are included in accrued liabilities and other long-term liabilities in the Condensed Consolidated Balance Sheets.

We evaluate contingencies based on the best available information and believe we have recorded appropriate liabilities to the extent necessary in cases where the outcome of such liabilities are considered probable and reasonably estimable. We also believe that our assessment of contingencies is reasonable. To the extent that resolution of contingencies results in amounts that vary from managements’ estimates, future earnings will be charged or credited accordingly.

22. SUPPLEMENTAL CASH FLOW INFORMATION

Other changes in certain operating assets and liabilities consist of:

	1st Quarter 2017	1st Quarter 2016
Accounts receivable	$(13,095)	$(11,620)
Inventories	(14,094)	2,355
Prepaid expenses and other current assets	1,259	464
Accounts payable and accrued liabilities	7,503	10,503

Total	$(18,427)	$1,702

AdvancePierre Foods Holdings, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands except per share data)

(Unaudited)

Information regarding supplemental cash flow disclosures is presented in the table below:

	1st Quarter 2017	1st Quarter 2016
Cash paid during the period for:
Interest, net	$5,499	$23,510
Income taxes, net	482	62
Significant non-cash transactions:
Accounts payable for construction in progress	5,077	1,027
Capital leases	993	—
Common stock surrendered to retire stockholder notes receivable	—	476

23. SUBSEQUENT EVENTS

On April 24, 2017, together with Tyson, we announced that we had entered into a definitive merger agreement pursuant to which a subsidiary of Tyson would launch a tender offer to acquire all of our outstanding common shares for $40.25 per share in cash. Tyson is a market leader in chicken, beef and pork as well as prepared foods, and one of the world’s largest food companies supplying retail and foodservice customers throughout the United States and internationally. This strategic transaction provides an opportunity to create value by joining complementary market-leading portfolios.

The total enterprise value of the transaction, which has been approved by the Boards of Directors of both companies, is approximately $4.2 billion, including $3.2 billion in equity value and $1.1 billion in assumption of our debt.

Oaktree, owners of approximately 42 percent of our outstanding shares, have entered into a tender and support agreement pursuant to which they have agreed to tender their shares pursuant to the tender offer.

We expect the transaction to close in the next 60 to 90 days and any impact from the transaction is not reflected in the accompanying condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read in conjunction with our Fiscal 2016 Consolidated Financial Statements and the accompanying Condensed Consolidated Financial Statements. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of our Annual Report on Form 10-K that was filed with the SEC on March 9, 2017. Actual results could differ materially from those set forth in any forward-looking statements.

We operate on a 52-week or 53-week fiscal year ending on the Saturday closest to December 31. The fiscal quarter ended April 1, 2017 (or “1st Quarter 2017”) and the fiscal quarter ended April 1, 2016 (or “1st Quarter 2016”) each consists of 13 weeks. References to “Fiscal 2016” are to the 52-week period ended December 31, 2016 and “Fiscal 2017” are to the 52-week period ended December 30, 2017.

Overview

AdvancePierre Foods Holdings, Inc. (“we,” “us,” or “our”) is a leading national producer and distributor of value-added, convenient, ready-to-eat sandwiches, sandwich components and other entrées and snacks. We manage and report our operations in four segments with Foodservice, Retail and Convenience representing our core segments. Our fourth segment, Industrial, consists of sales to other food producers under short-term co-manufacturing arrangements. Foodservice is our largest segment and represented 54.2% of our net sales in Fiscal 2016. We have dedicated marketing and sales teams for each of our channels to serve the specific needs of our customers.

We market and distribute approximately 2,900 SKUs across all day parts in multiple product categories including: (1) ready-to-eat sandwiches (such as breakfast sandwiches, PB&J sandwiches and hamburgers) (2) sandwich components (such as flame-grilled hamburgers and chicken patties and Philly steaks) and (3) other entrées and snacks (such as country fried steak, stuffed entrées, chicken tenders and cinnamon dough bites). In Fiscal 2016, 66.7% of our net sales were attributable to the fast-growing ready-to-eat sandwiches and sandwich components categories. Our products are shipped frozen to our customers and sold under our commercial and retail brands, as well as private label and licensed brands.

In October 2016, we acquired the entire voting interests of Allied Specialty Foods, Inc. (“Allied”), a manufacturer of raw and cooked beef and chicken Philly steak products. The acquisition of Allied brings us additional sandwich component production capacity and expands our market-leading position in the Philly steak platform by providing entry into fully-cooked product offerings and expands our geographic reach.

Certain monetary amounts, percentages and other figures included in this section have been subject to rounding. As a result, some of the percentage amounts in this section have been calculated on the basis of such rounded figures. For this reason, such percentage amounts may vary from those obtained by performing the same calculations using the figures in the accompanying Condensed Financial Statements. Also, some amounts that appear in this section may not sum due to rounding.

Key Factors Affecting Our Results of Operations

Key factors that have influenced our results of operations and may do so in the future include:

•	Industry Trends. The drivers underpinning growth in our end markets include increases in gross domestic product, employment levels and personal consumption expenditures. Growth in our industries is also impacted by changes in the number of restaurants and convenience stores, shifts toward value-added, convenient and easy-to-prepare foods. We are well-positioned to benefit from these underlying trends, as well as emerging consumer preferences, given our product portfolio and segment orientation.

•	Business Mix. Our growth and profitability characteristics vary by product category and market segment. Therefore, changes in our mix may impact our profitability and growth profile as business mix is a component of our sales volume. For example, to the extent that our mix shifts towards higher value-added products, such as sandwiches and sandwich components, our financial performance will be positively impacted. Further, our fourth segment, Industrial, opportunistically sells to other food producers under short-term co-manufacturing agreements based on our available capacity in order to optimize capacity utilization. Due to the lower margin nature of this business, we strategically reduced the percentage of net sales generated by this segment from 15.7% in fiscal 2013 to 5.0% in Fiscal 2016.

•	Pricing Methodology. Our pricing is driven by the value-added nature of our products, our market share position and our differentiated value proposition to our customers due to our scale, broad product portfolio, customization capabilities, national distribution and food safety track record. Our financial performance depends on our ability to price effectively with our customers. We proactively adjust pricing frequently in order to reflect input cost movements with minimal lag time. In early 2014, we re-engineered our pricing methodology and now utilize forward looking raw materials indices to set prices rather than trailing market indices. As a result, our pricing reflects our underlying raw materials costs in a more timely and accurate manner. Only 17.9% of our net sales in Fiscal 2016 were subject to annually-renewed fixed price arrangements and we have a high level of flexibility to adjust pricing across the remainder of our business.

We price our products through price list, index pricing and annually-renewed fixed price arrangements, which accounted for 73.6%, 8.5% and 17.9%, respectively, of our net sales in Fiscal 2016.

•	Price List Arrangements. Our price list arrangements generally allow us to proactively update prices to reflect anticipated raw material prices, competitive dynamics and marketing strategies, subject to contractual limits on frequency and minimum notice requirements.

•	Index Pricing Arrangements. Under these arrangements, we pass-through actual increases or decreases in raw material or conversion costs to our customers.

•	Fixed Pricing Arrangements. These arrangements guarantee customers a fixed price for products for a contractually-set period of time, usually 12 months. Our fixed prices for the agreed upon contractual term are based on forward looking raw materials indices and reflect expected raw material costs over the term of the contract.

•	Raw Material Costs. Raw material costs typically comprise three-fourths of our cost of goods sold, with proteins (such as beef, poultry and pork) accounting for approximately half of the raw material costs. Other raw materials, such as bread, breadings, cheese, eggs, seasonings, soy proteins and packing comprise the remainder. Raw material costs fluctuate due to changing market conditions and changing consumer preferences. Our results of operations will continue to depend on our ability to manage raw material cost movements through forward purchase orders, strategic sourcing, non-cancelable contracts and by passing on such cost increases to customers.

•	APF Way. Our APF Way continuous improvement program has revamped our cost structure, budgeting tools and pricing methodology. The APF Way uses a data-driven analytical framework to drive growth and profitability through improved commercial decision-making, excellence in sales and marketing and productivity in procurement, logistics and production. We expect the APF Way will continue to be a key factor in our performance.

•	Seasonality. Our quarterly operating results are affected by seasonal fluctuations in our net sales and operating income. Because schools comprise a significant portion (approximately 30%) of our Foodservice customer base, sales of our products tend to be lower during the summer months and rise significantly during the autumn ‘‘back to school’’ period. In addition, seasonal fluctuations in the demand for beef and other proteins tend to cause seasonal variations in raw material costs, which tend to rise in the winter and spring and decline during the summer months. The seasonality factors can cause our operating results and use of cash for working capital requirements to fluctuate during the fiscal year, with our working capital balances typically rising in the first three quarters of the year.

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

Distribution expenses. We primarily use third-party logistics providers to transport our products (1) between our production facilities, (2) from our production facilities to our distribution centers and (3) from our distribution centers and our production facilities to our customers. Our freight and distribution costs are influenced by diesel fuel costs as well as capacity within the industry. We periodically enter into hedging contracts to manage fluctuations in diesel fuel costs, the effect of which is reflected in distribution expenses. Distribution expenses also include warehousing costs related to our leased facilities in Enid, Oklahoma and Portland, Maine, and the third-party logistics providers we utilize (which are mainly in Cincinnati, Ohio and Rockmart, Georgia).

Selling, General and Administrative Expense. Selling, general and administrative expenses include the following:

•	Sales and marketing expenses, including salaries, wages and incentives for our sales and marketing personnel, broker commissions, sales-related travel and entertainment expenses and other marketing and advertising expenses. Our marketing programs also include costs relating to the execution of in-store product demonstrations, trade shows and samples provided to prospective customers;

•	R&D expenses, including salaries, wages and incentives for our internal R&D personnel, and direct costs for external research and line testing;

•	General and administrative expenses, including salaries, wages and incentives for our management and general administrative personnel, depreciation of non-production property and equipment, amortization of intangible assets, information technology licensing and maintenance costs, insurance, travel and other operating expenses;

•	Stock-based compensation expense related to stock awards granted to employees and directors. For a discussion of stock-based compensation expense, see “Critical Accounting Policies and Estimates—Stock-Based Compensation;”

•	Management, advisory and consulting fees and expense reimbursements paid, prior to the IPO, to Oaktree. Upon consummation of the IPO, we paid Oaktree an aggregate success fee of $9.0 million on July 20, 2016 pursuant to the management services agreement, which was terminated on July 20, 2016; and

•	Professional fees including accounting and legal. As a recently-registered public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses that we did not incur as a private company, which will be reflected as selling, general and administrative expenses.

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

Benefit/Provision for income taxes. We are subject to U.S. federal income taxes and income taxes in certain states. However, we have favorable tax attributes, such as significant tax-deductible depreciation and amortization and U.S. federal and state net operating loss carryovers (‘‘NOLs’’), which resulted in minimal income tax expense and cash paid for income tax during Fiscal 2016. The majority of our income tax expense consists of non-cash provisions for deferred tax liabilities. In Fiscal 2016, we continued the trend that began in the first quarter of fiscal 2015 of realizing pretax income, our taxable cumulative income in the recent past became positive and our forecasts for Fiscal 2016 indicated continued pre-tax income. Further, we were able to refinance our debt during Fiscal 2016 on more favorable terms which has and will continue to result in significant annual savings. After considering these factors, along with reviews of forecasts of future taxable income and expected utilization of tax attributes prior to their expiration, we determined that the positive evidence outweighed the negative evidence and concluded, in Fiscal 2016, that it was more likely than not that our deferred tax assets were realizable. As a result, we made the determination to release the full valuation allowance of $109.7 million in Fiscal 2016. Our effective tax rate for 1st Quarter 2017 differs from the expected federal rate of 35% due to the effect of state income taxes. Our effective tax rate for 1st Quarter 2016 differs from the expected federal rate of 35% in part due to the utilization of deferred tax assets and the effect of valuation allowances.

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

Adjusted Net Income. Adjusted Net Income represents net income before the release of any deferred tax asset valuation allowance, debt refinancing charges, restructuring expenses, sponsor fees and expenses, merger and acquisition expenses, public filing expenses, and other items (including amortization of acquired inventory fair value step up). We present Adjusted Net Income as a performance measure because we believe it facilitates a comparison of our operating performance on a consistent basis from period-to-period and provides for a more complete understanding of factors and trends affecting our business than measures under GAAP can provide alone. We also believe Adjusted Net Income is a useful tool because it is frequently used by securities analysts, investors and other interested parties in their evaluation of the operating performance of companies in industries similar to ours. However, our definition of Adjusted Net Income may not be the same as similarly titled measures used by other companies.

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

Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Net Income per Share are non-GAAP financial measures. The reconciliations of Adjusted EBITDA and Adjusted Diluted Net Income to the most comparable GAAP measures are shown below in this Management’s Discussion and Analysis.

Consolidated Results of Operations

During 1st Quarter 2017, we achieved strong results from operations due to unit volume growth in our core segments, positive net price realization, productivity improvements and lower selling, general and administrative costs due to certain cost control measures. Sales increased for 1st Quarter 2017 primarily as a result of unit volume growth in our core segments, partially offset by strategic pricing reductions to reflect lower raw material costs, which were 6.0% lower than 1st Quarter 2016. We continued to execute our continuous improvement strategy by delivering volume growth in key channels and product categories, driving productivity improvements across the organization and developing talent for the future.

Our consolidated results of operations were as follows:

($ in millions)	1st Quarter 2017		1st Quarter 2016
Net sales	$402.7	100.0%	$394.5	100.0%
Cost of goods sold	269.1	66.8%	270.1	68.5%
Distribution expenses	26.2	6.5%	24.2	6.1%

Gross profit	107.4	26.7%	100.2	25.4%
Selling, general and administrative expenses	53.4	13.3%	54.4	13.8%
Other (income) expense, net	(6.7)	-1.7%	2.0	0.5%

Operating income	60.7	15.1%	43.8	11.1%
Interest expense	13.9	3.5%	25.8	6.5%

Income before income tax provision	46.8	11.6%	18.0	4.6%
Income tax provision	18.5	4.6%	1.4	0.4%

Net income	$28.2	7.0%	$16.6	4.2%

We generated $39.5 million of cash flows from operations for 1st Quarter 2017. At April 1, 2017, we had $136.2 million available for borrowing under our revolving credit facility and $114.1 million of cash and cash equivalents, providing substantial resources for our liquidity requirements.

As more fully discussed in the Liquidity and Capital Resources section below, during Fiscal 2016, we reduced our credit facilities by $205 million using proceeds from the IPO and effected various refinancing transactions, primarily aimed at reducing our cost of capital.

1st Quarter 2017 compared to 1st Quarter 2016

Net Sales. Net sales for 1st Quarter 2017 was $402.7 million, an increase of $8.2 million, or 2.1%, compared to $394.5 million for 1st Quarter 2016. Net sales increased due to the Allied acquisition, which increased net sales by $14.1 million or 3.6%, changes in sales volume and business mix, which increased net sales by $3.8 million, or 1.0%, partially offset by lower average sale prices, which reduced net sales by $9.7 million or 2.5%.

Cost of goods sold. Cost of goods sold for 1st Quarter 2017 was $269.1 million, a decrease of $1.0 million, or 0.4%, compared to $270.1 million for 1st Quarter 2016. As a percent of net sales, cost of goods sold was 66.8% in 1st Quarter 2017 compared with 68.5% in 1st Quarter 2016, a reduction of 170 basis points. The decrease in cost of goods sold was primarily due to lower market prices for raw materials and better than market purchases, which reduced costs of goods sold by $11.9 million, operational productivity improvements, which reduced cost of goods sold by $2.9 million and the net effect of certain other input costs, which decreased cost of goods sold by $0.7 million. The decreases in cost of goods sold was partially offset by a higher costs related to volume, which increased cost of goods sold by $14.5 million.

Distribution expenses. Distribution expenses for 1st Quarter 2017 were $26.2 million, an increase of $2.0 million, or 8.3%, compared to distribution expenses of $24.2 million for 1st Quarter 2016. Distribution expenses increased as a result of higher warehousing and administrative costs of $2.4 million and higher sales volume of $0.6 million, partially offset by productivity improvements of $1.0 million.

Gross profit. Gross profit for 1st Quarter 2017 increased by $7.2 million to $107.4 million, or 26.7% of net sales compared to $100.2 million, or 25.4% of net sales, for 1st Quarter 2016, reflecting an increase of 130 basis points. The increase in gross profit was primarily due to productivity improvements, positive price realization (net of raw material cost movements) and contributions from volume and the Allied acquisition, partially offset by other factors. The following table outlines the factors that impacted our gross profit:

	Change in Gross Profit (in millions)	Change in Gross Profit (in basis points)
Productivity improvements	$4.0	90
Pricing, net of inflation	2.2	120
Volume	0.9	—
Acquisition	1.9	(40)
Other factors	(1.7)	(40)

	$7.2	130

Selling, general and administrative expenses. Selling, general and administrative expenses for 1st Quarter 2017 were $53.4 million, or 13.3% of net sales, compared with $54.4 million, or 13.8% of net sales, for 1st Quarter 2016. The primary factors impacting selling, general and administrative expenses are summarized in the table below:

(in millions)	1st Quarter 2017 vs 1st Quarter 2016
Non-cash stock compensation expense	$2.4
Salaries and benefits	1.0
Marketing and R&D	(1.6)
Management, advisory and consulting fees	(3.5)
Other	0.7

Total	$(1.0)

The increase in non-cash stock compensation expense is, in part, a result of additional compensation expense related to RSUs and stock options granted for the first time in Fiscal 2016 (most of which were granted during the third and fourth quarters), partially offset by reduced compensation expense related to restricted stock awards, a significant portion of which vested in Fiscal 2016. The decrease in management, advisory and consulting fees is primarily due to the termination of the management agreement with Oaktree in connection with the IPO.

Other expense, net. The amount recorded as “Other (income) expense, net” for 1st Quarter 2017 consisted primarily of the fair value adjustment to a contingent consideration that is discussed in Note 14 of the Condensed Consolidated Financial Statements ($6,582) and income related to the proceeds of a product recall ($1,500), partially offset by certain public filing expenses ($727) and loss on disposal of fixed assets ($695). Other expense, net for 1st Quarter 2016 consisted primarily of public filing expenses.

Interest expense. Interest expense for 1st Quarter 2017 was $13.9 million, a decrease of $11.9 million, compared to $25.8 million for 1st Quarter 2016. The decrease was a result of lower rates due to Fiscal 2016 refinancing activities, lower borrowings and lower charges related to the amortization of debt issuance costs and original issue discount, which were also due to the Fiscal 2016 refinancing activities.

Income tax benefit/provision. We recognized a tax provision of $18.5 million in 1st Quarter 2017, which resulted in an effective income tax rate of 39.7%. The increase over the effective income tax rate of 8.0% for 1st Quarter 2016 was primarily due to the full release of the valuation allowances in Fiscal 2016 that is discussed above in this Management’s Discussion and Analysis.

Net income. Net income for 1st Quarter 2017 was $28.2 million, an increase of $11.6 million, compared to $16.6 million for 1st Quarter 2016. This increase was a result of improved gross profit, decreased selling, general and administrative expenses along with a reduction in interest expense and the impact of the contingent consideration fair value adjustment discussed above, partially offset by an increase in the income tax provision.

Segment Results

We operate in four segments: Foodservice, Retail, Convenience and Industrial. The following table provides sales and operating income data by segment:

(in millions)	1st Quarter 2017	1st Quarter 2016
Net sales
Foodservice	$217.4	$216.1
Retail	107.5	105.9
Convenience	53.8	53.0
Industrial	24.0	19.5

Total	402.7	394.5

Operating income (expenses)
Foodservice	41.0	37.4
Retail	11.0	9.1
Convenience	10.1	8.8
Industrial	1.7	0.5
Unallocated corporate expenses, net	(3.1)	(12.0)

Total	$60.7	$43.8

Foodservice

($ in millions)	1st Quarter 2017 vs 1st Quarter 2016
Net sales change	$1.3
Net sales % change	0.6%
% change attributable to the Allied acquisition	+5.2%
% change attributable to sales volume	+0.5%
% change attributable to mix	-0.8%
% change attributable to average sales price	-4.3%
Operating income change	$3.6
Operating margin basis points change	150

Sales volume. The sales volume increase for the segment in 1st Quarter 2017 was due to the Allied acquisition and growth in the street channel, partially offset by a decrease in the schools channel, related to reduced volume in fruit cups, and a decrease in restaurant chains due to menu placements and overall softness in restaurant chain traffic. The increased volume within our Schools USDA Commodity program drove the mix change.

Average sales price. Sales prices for the segment decreased in 1st Quarter 2017 due to strategic price and trade spend investments to reflect lower raw material costs and investment in volume growth.

Operating income. Operating income and operating margins for the segment improved in 1st Quarter 2017 due to productivity improvements and positive price realization net of raw material movements, as well as income related to the Allied acquisition, partially offset by mix in our school and chain channels.

Retail.

($ in millions)	1st Quarter 2017 vs 1st Quarter 2016
Net sales change	$1.6
Net sales % change	+1.5%
% change attributable to the Allied acquisition	+0.1%
% change attributable to sales volume	+0.3%
% change attributable to mix	+0.5%
% change attributable to average sales price	+0.6%
Operating income change	$1.9
Operating margin basis points change	160

Sales volume. The increase in sales volume and mix for the segment in 1st Quarter 2017 compared to 1st Quarter 2016 was due primarily to expanded distribution in traditional grocery, highlighted by continued growth in the stuffed entrees category and value channels.

Average sales price. The average sales price in the segment increased in 1st Quarter 2017 due to a decrease in trade spending related primarily to a change in the timing of merchandising events, partially offset by strategic price investments to reflect raw material movements.

Operating income. Operating income and operating margin in the segment improved in 1st Quarter 2017 primarily as a result of higher volume sales, positive business mix and productivity improvements.

Convenience.

($ in millions)	1st Quarter 2017 vs 1st Quarter 2016
Net sales change	$0.8
Net sales % change	+1.5%
% change attributable to the Allied acquisition	+0.5%
% change attributable to sales volume	+0.8%
% change attributable to mix	+1.5%
% change attributable to average sales price	-1.3%
Operating income change	$1.3
Operating margin basis points change	220

Sales volume. Sales volume for the segment increased in 1st Quarter 2017 due to higher volume across our key product categories due to new product placements and existing customers opening new locations.

Average sales price. Average sales price for the segment decreased in 1st Quarter 2017 due to strategic price and trade investments to grow volume and to reflect lower raw material costs.

Operating income. Operating income and operating margin for the segment improved in 1st Quarter 2017, primarily as a result of higher sales volume, productivity improvements, and positive price realization net of raw material movements, partially offset by other input cost movements.

Industrial

($ in millions)	1st Quarter 2017 vs 1st Quarter 2016
Net sales change	$4.5
Net sales % change	+22.7%
% change attributable to the Allied acquisition	+12.3%
% change attributable to sales volume	+6.1%
% change attributable to mix	+6.1%
% change attributable to average sales price	-1.8%
Operating income change	$1.2
Operating margin basis points change	450

Sales volume. The sales volume and mix increased for the segment in 1st Quarter 2017, in large part, due to the Allied acquisition and to a lesser extent, growth with our base customers.

Average sales price. Average sales prices for the segment decreased in 1st Quarter 2017 due to index pricing adjustments to reflect lower raw material costs.

Operating income. Operating income and operating margin for the segment increased in 1st Quarter 2017 primarily as a result of the Allied acquisition and to a lesser extent, sales volume and mix with our base customers.

Non-GAAP Financial Measures

The following table presents our Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Net Income Per Share, which are all non-GAAP measures. Following the table are reconciliations of such non-GAAP measures to the most comparable GAAP measure:

(in millions)	1st Quarter 2017	1st Quarter 2016
Adjusted EBITDA	$75.8	$68.8
Adjusted Net Income	$24.3	$23.0
Adjusted Diluted Net Income Per Share	$0.31	$0.34

The following table shows the reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure:

(in millions)	1st Quarter 2017	1st Quarter 2016
Net income	$28.2	$16.6
Interest expense	13.9	25.8
Income tax provision	18.5	1.4
Depreciation and amortization expense	16.5	15.8

EBITDA	77.2	59.6
Non-cash stock based compensation expense (a)	5.2	2.7
Contingent consideration fair value adjustment (b)	(6.6)	—
Sponsor fees and expenses (c)	—	4.2
Merger, acquisition and public filing expenses (d)	0.7	1.9
Other	(0.7)	0.4

Adjusted EBITDA	$75.8	$68.8

(a)	Employee stock grants and other stock-based compensation, which we expense over the vesting period, based on the fair value of the award on the date of the grant or any subsequent modification date.
(b)	Adjustment recorded to contingent consideration related to certain earn-out payments previously recorded in connection with our acquisition of Landshire.
(c)	Quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other pre-IPO stockholders.
(d)	The 1st Quarter 2016 amount primarily represents certain public filing expenses.

The following table shows the reconciliation of Adjusted Net Income to net income, the most directly comparable GAAP measure:

	1st Quarter 2017	1st Quarter 2016
Net income	$28.2	$16.6
Sponsor fees and expenses (a)	—	4.2
Merger, acquisition and public filing expenses (b)	0.7	1.9
Contingent consideration fair value adjustment (c)	(6.6)	—
Other	(0.7)	0.4
Tax effect of the adjustments above (d)	2.6	—

Adjusted Net Income	$24.3	$23.0
Adjusted Diluted Net Income per Share	$0.31	$0.34

(a)	Quarterly management fees and expense reimbursements paid to affiliates of Oaktree and certain of our other pre-IPO stockholders.
(b)	The 1st Quarter 2016 amount primarily represents certain public filing expenses.
(c)	Adjustment recorded to contingent consideration related to certain earn-out payments previously recorded in connection with our acquisition of Landshire.
(d)	For 1st Quarter 2017, the tax effect was computed using a tax rate of 39.7%, the effective tax rate for 1st Quarter 2017. For 1st Quarter 2016, the estimated tax effect of the adjustments was insignificant as the release of the valuation allowance in Fiscal 2016 resulted in no change to Adjusted Net Income with or without these adjustments. If not for the valuation allowance, these adjustments would be tax effected at the approximate blended tax rate of 39.0%.

Liquidity and Capital Resources

Overview

We have historically financed our liquidity requirements through internally generated funds, borrowings under our ABL Facility and the issuance of other indebtedness.

As of April 1, 2017, we had $1.1 billion aggregate principal amount of indebtedness and $136.2 million of additional borrowings available under our ABL Facility after giving effect to $5.3 million of outstanding letters of credit.

As more fully discussed in Note 10 of the accompanying Condensed Consolidated Financial Statements, on December 7, 2016, we issued $400 million of Senior Unsecured Notes, due December 16, 2024 (the “Senior Unsecured Notes”), used the net proceeds of $395.9 million, together with cash on hand, to repay $400 million of outstanding borrowings under our 2016 First Lien Term Loan, and concurrently effected a repricing amendment that resulted in a 75 basis point margin decrease in interest rates on the 2016 First Lien Term Loan, subject to certain limitations. The prepayment of $400 million on December 7, 2016 on the 2016 First Lien Term Loan was preceded, on July 20, 2016, by another voluntary prepayment in the amount of $205.0 million which was funded by a portion of the proceeds from the IPO. Accordingly, as of April 1, 2017, the only required future payment under our 2016 First Lien Term Loan was a single payment of $695.0 million due on the maturity date of June 2, 2023.

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

We expect to make the first payment under the TRA during the fourth quarter of Fiscal 2017, the timing and amount of which will depend on our taxable income for Fiscal 2016. However, we estimate that the payment in the fourth quarter of Fiscal 2017 will be approximately $35.8 million plus interest at LIBOR plus 2% for the period April 17, 2017 through the date of payment. If the payments due under the TRA are not accelerated, approximately half of the estimated value is due to be paid in the first four years (2017-2020) and the balance between 2021 and 2055.

We expect to invest approximately $43.0 million for capital expenditures in Fiscal 2017. Of this $43.0 million, approximately $23.0 million is expected to be spent on routine maintenance of our production facilities and information technology infrastructure, and the remainder is expected to be used for investments to support growth, innovation and productivity of our operations.

Our cash flows were as follows:

(in millions)	1st Quarter 2017	1st Quarter 2016
Cash flows provided by (used in):
Operating activities	$39.4	$40.1
Investing activities	(12.3)	(9.8)
Financing activities	(17.5)	(7.9)

Operating Activities. Cash provided by operating activities decreased $0.7 million in 1st Quarter 2017 compared with 1st Quarter 2016. Though net income (excluding non-cash income and expenses) was higher in 1st Quarter 2017, we had higher working capital requirements primarily due to increases in accounts receivable and inventory.

Investing Activities. Cash used in investing activities for 1st Quarter 2017 increased $2.5 million compared to 1st Quarter 2016 due to an aggregate increase in purchases of property, plant and equipment, primarily due to the investment in the new manufacturing facility in Vineland, New Jersey.

Financing Activities. Cash used in financing activities for 1st Quarter 2017 increased $9.6 million compared to 1st Quarter 2016 due primarily to dividend payments in 1st Quarter 2017 of $12.7 million along with reduced receipts from Stockholder Notes of $2.4 million due to the substantial payoff of such notes in the prior year. Partially offsetting these amounts was a $5.8 million aggregate reduction in payments on term loans, capital leases and other long term liabilities.

Contractual Obligations, Contingent Liabilities and Commitments

Our significant contractual obligations, contingent liabilities and commitments are disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 9, 2017, and, except for the write-off of the contingent liability that is discussed above, there have been no material changes since the release of that report.

Off-Balance Sheet Arrangements

As of April 1, 2017, we had no off-balance sheet obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates, judgments and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements. We believe our application of accounting policies, and the estimates and assumptions included in our financial statements are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Our significant accounting policies are described in Note 2 of the Fiscal 2016 Consolidated Financial Statements. In addition, those accounting policies and estimates that we consider critical are disclosed in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K that was filed with the SEC on March 9, 2017, and there have been no material changes since the release of that report.

Additional information on our accounting policies and estimates and recently issued and/or adopted accounting pronouncements are included in the notes to the Condensed Consolidated Financial Statements included in the accompanying Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements in Note 2 of the accompanying Condensed Consolidated Financial Statements.

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

Interest Rate Risk. Borrowings under our credit facilities bear interest at floating rates based on LIBOR or the lender’s base rate, in each case plus an applicable borrowing margin. For floating-rate debt, interest rate changes generally do not affect the fair market value of our indebtedness but may impact our earnings and cash flows, assuming other factors are held constant. On April 1, 2017, we had $1.095 billion of floating-rate debt represented by borrowings under our credit facilities and up to $136.2 million of floating-rate borrowings available under our ABL Facility. Interest on our floating-rate debt is based on a fixed margin over a variable LIBOR benchmark, subject to a minimum of 1.00%. On April 1, 2017, our LIBOR benchmark was 0.98%. If the benchmark LIBOR interest rate were to increase by 1%, our annual interest payments under our credit facilities would increase by $6.8 million.

Foreign Exchange Rate Risk. Almost all of our sales are denominated and invoiced in U.S. dollars and, thus, our financial results are not subject to material foreign currency exchange risks.

Commodity Price Risk. Certain raw materials that we use in our food processing operations are susceptible to commodity price changes. Increases in the prices of certain commodity products could result in higher overall production costs. The primary raw materials used in our food processing operations are beef, poultry, pork, bread, breadings, cheese, eggs, seasonings, soy proteins and packaging supplies. We attempt to manage this risk through forward purchase orders, non-cancelable contracts and by passing on such cost increases to customers. In addition, we periodically enter into swap agreements to mitigate our exposure to fluctuations in prices of natural gas and diesel fuel. There were no derivative contracts outstanding at April 1, 2017.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the supervision and participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer (the “Certifying Officers”), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2017. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms and such information is accumulated and communicated to management, including our Certifying Officers and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of April 1, 2017.

There have been no other changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding the risks we face, see the discussion under the “Risk Factors” section in our Annual Report on Form 10-K that was filed with the SEC on March 9, 2017. There have been no material changes to our risk factors since the filing of that report.

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

ADVANCEPIERRE FOODS HOLDINGS, INC.
(Registrant)

DATE: May 10, 2017	By:	/s/ Michael B. Sims
	Name:	Michael B. Sims
	Title:	SVP, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)